Form 10-Q
period 2019-03-31
BUCKEYE PARTNERS, L.P.
filed 2019-05-10
CIK 805022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
OR
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to
 Commission file number 1-9356

Buckeye Partners, L.P.
(Exact name of registrant as specified in its charter)

Delaware	23-2432497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

One Greenway Plaza
Suite 600
Houston, TX	77046
(Address of principal executive offices)	(Zip Code)
 Registrant’s telephone number, including area code: (832) 615-8600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Limited partner units representing limited partnership interests	BPL	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Limited partner units outstanding as of May 3, 2019: 153,918,086.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Product sales	$662,996	$792,187
Transportation, storage and other services	365,976	390,918
Total revenue	1,028,972	1,183,105

Costs and expenses:
Cost of product sales	655,107	785,327
Operating expenses	152,898	154,868
Depreciation and amortization	63,884	64,138
General and administrative	21,650	23,289
Other, net	1,213	(14,030)
Total costs and expenses	894,752	1,013,592
Operating income	134,220	169,513

Other (expense) income:
Earnings from equity investments	3,345	7,489
Interest and debt expense	(52,168)	(59,105)
Other expense, net	(3,839)	(315)
Total other expense, net	(52,662)	(51,931)

Income before taxes	81,558	117,582
Income tax expense	(298)	(490)
Net income	81,260	117,092
Less: Net income attributable to noncontrolling interests	(498)	(4,719)
Net income attributable to Buckeye Partners, L.P.	$80,762	$112,373

Earnings per unit attributable to Buckeye Partners, L.P.:
Basic	$0.52	$0.75
Diluted	$0.52	$0.74

Weighted average units outstanding:
Basic	153,846	148,904
Diluted	154,542	149,532

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$81,260	$117,092
Other comprehensive income (loss):
Unrealized gains on derivative instruments, net	101	14,138
Reclassification of derivative losses to net income, net	2,296	2,337
Changes in benefit plan assets and benefit obligations	(755)	18
Other comprehensive income from equity method investments	—	13,963
Total other comprehensive income	1,642	30,456
Comprehensive income	82,902	147,548
Less: Comprehensive income attributable to noncontrolling interests	(498)	(4,719)
Comprehensive income attributable to Buckeye Partners, L.P.	$82,404	$142,829

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$1,516	$1,830
Accounts receivable, net	247,434	219,751
Construction and pipeline relocation receivables	10,068	14,259
Inventories	144,976	210,884
Derivative assets	1,465	18,019
Prepaid and other current assets	59,669	58,894
Total current assets	465,128	523,637

Property, plant and equipment	8,341,521	8,258,694
Less: Accumulated depreciation	(1,391,052)	(1,343,898)
Property, plant and equipment, net	6,950,469	6,914,796
Equity investments	147,990	1,111,793
Goodwill	470,875	470,875
Intangible assets	610,900	610,900
Less: Accumulated amortization	(333,604)	(317,589)
Intangible assets, net	277,296	293,311
Other non-current assets	182,129	41,138
Total assets	$8,493,887	$9,355,550

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$137,552	$177,727
Current portion of long-term debt	—	525,000
Accounts payable	101,318	147,525
Derivative liabilities	781	1,320
Accrued and other current liabilities	265,647	276,193
Total current liabilities	505,298	1,127,765

Long-term debt	3,683,013	4,011,715
Other non-current liabilities	201,180	84,900
Total liabilities	4,389,491	5,224,380

Commitments and contingent liabilities (Note 4 - Commitments and Contingencies)

Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (153,917,566 and 153,755,031 units outstanding as of March 31, 2019 and December 31, 2018, respectively)	4,131,798	4,160,143
Accumulated other comprehensive loss	(38,419)	(40,061)
Total Buckeye Partners, L.P. capital	4,093,379	4,120,082
Noncontrolling interests	11,017	11,088
Total partners’ capital	4,104,396	4,131,170
Total liabilities and partners’ capital	$8,493,887	$9,355,550

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$81,260	$117,092
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	63,884	64,138
Amortization of debt issuance costs, discounts and terminated interest rate swaps	3,997	3,900
Non-cash unit-based compensation expense	9,912	8,764
Loss (Gain) on asset impairments, disposals and recoveries, net	576	(13,982)
Changes in fair value of derivatives, net	17,163	(233)
Earnings from equity investments	(3,345)	(7,489)
Distributions of earnings from equity investments	400	—
Other non-cash items	(1,168)	20
Change in assets and liabilities, net of amounts related to acquisitions:
Accounts receivable, net	(27,270)	14,267
Construction and pipeline relocation receivables	4,191	411
Inventories	65,544	143,246
Prepaid and other current assets	(775)	(5,266)
Accounts payable	(37,611)	(71,100)
Accrued and other current liabilities	(19,596)	(32,650)
Other non-current assets and liabilities	(10,923)	15,073
Net cash provided by operating activities	146,239	236,191
Cash flows from investing activities:
Capital expenditures	(103,403)	(116,916)
Proceeds from sale of VTTI	975,000	—
Contribution to equity investment	(13,076)	—
Distributions from equity investments in excess of earnings	4,750	19,238
Acquisition of business, net of cash acquired	—	895
Proceeds from property disposals and recoveries	8,246	7,715
Net cash provided by (used in) investing activities	871,517	(89,068)
Cash flows from financing activities:
Net proceeds from issuance of Units and exercise of Unit options	—	262,066
Payment of tax withholding on vesting of LTIP awards	(2,245)	(6,596)
Proceeds from issuance of long-term debt, net of issuance costs	—	394,966
Loss on early extinguishment of debt	(3,647)	—
Repayment of long-term debt	(525,000)	(300,000)
Borrowings under the BPL Credit Facility	179,760	612,600
Repayments under the BPL Credit Facility	(509,961)	(779,300)
Net repayments under the BMSC Credit Facility	(40,178)	(137,004)
Contributions from noncontrolling interests	—	4,400
Distributions paid to noncontrolling interests	(947)	(7,759)
Distributions to LP unitholders	(115,852)	(186,069)
Net cash used in financing activities	(1,018,070)	(142,696)
Net (decrease) increase in cash and cash equivalents	(314)	4,427
Cash and cash equivalents — Beginning of period	1,830	2,180
Cash and cash equivalents — End of period	$1,516	$6,607

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	Limited Partners	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Partners’ capital - January 1, 2019	$4,160,143	$(40,061)	$11,088	$4,131,170
Net income	80,762	—	498	81,260
Distributions paid to unitholders	(116,230)	—	378	(115,852)
Amortization of unit-based compensation awards	9,912	—	—	9,912
Payment of tax withholding on vesting of LTIP awards	(2,245)	—	—	(2,245)
Distributions paid to noncontrolling interests	—	—	(947)	(947)
Other comprehensive income	—	1,642	—	1,642
Accrual of distribution equivalent rights	(541)	—	—	(541)
Other	(3)	—	—	(3)
Partners’ capital - March 31, 2019	$4,131,798	$(38,419)	$11,017	$4,104,396

Partners’ capital - January 1, 2018	$4,562,306	$28,631	$277,385	$4,868,322
Net income	112,373	—	4,719	117,092
Distributions paid to unitholders	(186,764)	—	695	(186,069)
Net proceeds from issuance of Units	262,066	—	—	262,066
Amortization of unit-based compensation awards	8,764	—	—	8,764
Payment of tax withholding on vesting of LTIP awards	(6,596)	—	—	(6,596)
Distributions paid to noncontrolling interests	—	—	(7,759)	(7,759)
Contributions from noncontrolling interests	—	—	4,400	4,400
Other comprehensive income	—	30,456	—	30,456
Accrual of distribution equivalent rights	(1,488)	—	—	(1,488)
Partners’ capital - March 31, 2018	$4,750,661	$59,087	$279,440	$5,089,188

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Buckeye Partners, L.P. is a publicly traded Delaware master limited partnership (“MLP”), and its limited partner units representing limited partnership interests (“LP Units”), are listed on the New York Stock Exchange under the ticker symbol “BPL.”  Buckeye GP LLC (“Buckeye GP”) is our general partner.  As used in these Notes to Unaudited Condensed Consolidated Financial Statements, “we,” “us,” “our” and “Buckeye” mean Buckeye Partners, L.P. and, where the context requires, include our subsidiaries.

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

Merger Agreement

On May 10, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hercules Holdings LLC, a Delaware limited liability company and an affiliate of IFM Global Infrastructure Fund (“Parent”), Hercules Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Parent (“Merger Sub”), Buckeye Pipe Line Services Company, a Pennsylvania corporation (“ServiceCo”), and Buckeye GP. The Merger Agreement, which has been unanimously approved by the board of directors of Buckeye GP on our behalf, provides for the merger of Merger Sub with and into Buckeye (the “Merger”), with Buckeye surviving the Merger as a wholly owned subsidiary of Parent. After the Merger, Buckeye will cease to be publicly traded.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each of our issued and outstanding LP Units (other than LP Units owned immediately prior to the Effective Time by us, by Parent or any of its affiliates or under certain circumstances by ServiceCo), will be converted into the right to receive $41.50 in cash per LP Unit (the “Merger Consideration”), without interest.

Completion of the Merger is subject to customary closing conditions, including the approval of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding LP Units entitled to vote thereon and certain regulatory approvals. We expect the Merger to close during the fourth quarter of 2019.

For more information regarding the Merger and the Merger Agreement, please see our Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on May 10, 2019.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the SEC.  Accordingly, our financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our results of operations for the interim periods.  The unaudited condensed consolidated financial statements include the accounts of our subsidiaries controlled by us and variable interest entities of which we are the primary beneficiary. Intercompany transactions are eliminated in consolidation.

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

We believe that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Adopted Accounting Standards

Derivatives and Hedging. Effective January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2017-12, which amends and simplifies the existing standard in order to improve the financial reporting of hedging relationships to better align risk management activities in financial statements and make targeted improvements to simplify the application of the current standard related to the assessment of hedge effectiveness. In October 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-16, which includes the Overnight Index Swap Rate based on Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposed under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. The adoption of this standard did not have a material impact on our unaudited condensed consolidated financial statements and disclosures.

Leases. Effective January 1, 2019, we adopted ASC Topic 842, Leases (“ASC 842”), applying the modified retrospective transition method. We applied the transition provision for ASC 842 at our adoption date instead of at the earliest comparative period presented in our financial statements and, therefore, we recognized and measured leases existing at January 1, 2019, but without retrospective application. ASC 842 requires lessees to recognize a right-of-use (“ROU”) lease asset and a lease liability on the balance sheet for leases with lease terms greater than twelve months. ASC 842 also requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The most significant impact was the recognition of ROU lease assets and lease liabilities for operating leases on our unaudited condensed consolidated balance sheets along with certain incremental disclosures. No impact was recorded to the income statement or beginning retained earnings upon our adoption of ASC 842. See Note 8 - Leases for further discussion.

Improvements to Nonemployee Share-Based Payment Accounting. Effective January 1, 2019, we adopted ASU 2018-07, which conformed the current nonemployee share-based accounting with employee share-based accounting. The adoption of this standard did not have a material impact on our unaudited condensed consolidated financial statements and disclosures.

Recent Accounting Standards Not Yet Adopted

Collaborative Arrangements. In November 2018, the FASB issued ASU 2018-18, which clarifies whether certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606. The new standard also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The standard should be applied retrospectively to the date of initial application of ASC 606. We expect to adopt this standard effective January 1, 2020 and are currently evaluating the impact that it will have on our consolidated financial statements and disclosures.

Targeted Improvements to Related Party Guidance for Variable Interest Entities. In October 2018, the FASB issued ASU 2018-17 that changes the standard for determining whether a decision-making fee is a variable interest. The standard provides that indirect interests held through related parties under common control will be considered on a proportional basis when determining whether certain decision-making fees are variable interests. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The standard should be applied retrospectively, with a cumulative effect adjustment to retained earnings. We expect to adopt this standard effective January 1, 2020 and are currently evaluating the impact that it will have on our consolidated financial statements and disclosures.

Cloud Computing Arrangements. In August 2018, the FASB issued ASU 2018-15, which aligns a customer’s accounting for capitalizing implementation costs in a cloud computing service arrangement that is hosted by the vendor with the requirements for capitalizing implementation costs incurred to develop or obtain an internal-use software license. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The standard can be applied prospectively or retrospectively. We expect to adopt this standard effective January 1, 2020 and are currently evaluating the impact that it will have on our consolidated financial statements and disclosures.

Changes to the Disclosure Requirements for Defined Benefit Plans. In August 2018, the FASB issued ASU 2018-14, which amends the existing standard on disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The new standard is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The new standard requires retrospective application. We expect to adopt this standard effective January 1, 2021 and are currently evaluating the impact that it will have on our disclosures.

Changes to the Disclosure Requirements for Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, which amends the existing standard on disclosure requirements for fair value measurements. The new standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The new standard requires prospective application on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty. The effects of other amendments must be applied retrospectively to all periods presented. We expect to adopt this standard effective January 1, 2020 and are currently evaluating the impact that it will have on our disclosures.

Measurement of Credit Losses on Financial Instruments.  In June 2016, the FASB issued ASU 2016-13, which replaces the current incurred loss impairment method with a method that reflects expected credit losses on financial instruments. In November 2018, the FASB issued update ASU 2018-19 that clarifies the scope of the standard in the amendments in ASU 2016-13. The new standard is effective as of January 1, 2020, and early adoption is permitted as of January 1, 2019. We expect to adopt this standard effective January 1, 2020 and are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements and disclosures.

2. REVENUE

The majority of our service-based revenue is derived from fee-based transportation, terminalling, and storage services that we provide to our customers. We also generate revenue from the marketing and sale of petroleum products. We recognize revenues from customer fees for services rendered or by selling petroleum products. Under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we recognize revenue over time or at a point in time, depending on the nature of the performance obligations contained in the respective contract with our customer. A performance obligation is a promise in a contract to transfer goods or services to the customer. The contract transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In certain situations, we recognize revenue pursuant to accounting standards other than ASC 606. These situations primarily relate to leases and derivatives. We have appropriately applied the guidance in ASC Topic 340-40, Other Assets and Deferred Costs: Contracts with Customers, for determining whether to capitalize costs to fulfill a contract.

Contract Balances

The following table provides information about receivables from contracts with customers, contract assets and contract liabilities (in thousands):

	March 31, 2019	December 31, 2018
Receivables from contracts with customers	$219,195	$199,324
Contract assets	15,400	16,989
Contract liabilities	(32,958)	(26,999)

During the three months ended March 31, 2019, we reclassified approximately $16.9 million of contract assets at the beginning of the period to receivables as a result of the rights to the consideration becoming unconditional and billable. Revenue recognized during the three months ended March 31, 2019 from amounts included in contract liabilities at the beginning of the period was approximately $11.6 million.

The following table includes estimated revenue associated with contractual commitments in place related to future performance obligations as of the end of the reporting period, which are expected to be recognized in revenue in the specified periods (in thousands):

	Revenue from Contracts with Customers	Revenue from Leases	Total
Remainder of 2019	$288,236	$165,324	$453,560
2020	220,647	216,822	437,469
2021	141,907	196,053	337,960
2022	56,065	138,541	194,606
2023	51,837	28,792	80,629
Thereafter	174,708	24,779	199,487
Total	$933,400	$770,311	$1,703,711

Our contractually committed revenue disclosure, for purposes of the tabular presentation above, excludes estimates of variable rate escalation clauses in our contracts with customers and is generally limited to our contracts with fixed pricing and minimum volume components. Our contractually committed revenue disclosure generally excludes remaining performance obligations on contracts with index-based pricing or variable volume attributes.

Lessor

We account for certain customer contracts for tolling, storage, and pipeline transportation services as leases in which we are the lessor. Accordingly, such revenues are presented separately in the revenue disaggregation tables in Note 16 - Business Segments.

As of March 31, 2019, assets recorded under revenue operating leases were $232.3 million and accumulated depreciation associated with operating leases was $29.1 million. For both the three months ended March 31, 2019 and 2018, depreciation expense was $0.9 million. These assets primarily consist of our pipelines and terminals, docks and processing facilities.

We determined the contracts referenced above contain leases because their commercial provisions convey to the customers the right to effectively control the use of the underlying identified property and equipment assets through the right to obtain substantially all of the economic benefit from the use of the assets and the right to direct the use of these assets, despite our continued operatorship of the assets. Our lessor lease population is classified as revenue operating leases and does not currently have any material sales-type or financing leases. None of these customers are related parties. We have lease contracts with lease and non-lease components, which we account for separately.

Our lessor leases do not have variable minimum lease payments; however, the lease payments under these contracts are subject to additional revenues, correlated only to excess product volumes processed, stored, or transported. Certain of our leases include one or more customer options to renew the lease term beyond the initial term of the agreement. Some of our lease terms also include the option for our customers to extend or terminate the lease. Following the end of the lease term, control of the use of these assets reverts to us, and considering our continued ownership of the assets, as well as the assets’ remaining useful lives, we have the ability to seek further commercial opportunities to derive revenue from these assets.

As noted above, we operate these assets for customers’ benefit during the lease period and upon contract expiration, we retain ownership and control of the use of these assets. Accordingly, we have the ability to monitor the residual value of these assets. Generally, the lease period is only a small portion of the economic life of the asset under lease.

3. ACQUISITIONS, INVESTMENTS AND DISPOSITIONS

2019 Transaction

VTTI Divestiture

In January 2019, we completed the sale of our 50% equity interest in VTTI for approximately $975.0 million, excluding transaction costs of approximately $4.0 million incurred in 2019.

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

South Texas Transactions

In April 2018, as part of our strategy to serve the volume growth in crude oil and related products from the Permian Basin, we expanded our marine terminal presence in Corpus Christi, Texas, through the following transactions: (i) acquired our business partner’s 20% interest in our Buckeye Texas consolidated subsidiary for $210 million, which was accounted for as an equity transaction, representing the acquisition of a non-controlling interest, and (ii) formed a joint venture with Phillips 66 Partners LP (“Phillips 66 Partners”) and Gray Oak Gateway Holdings (“Marathon”) to develop a new deep-water, open-access marine terminal in Ingleside, Texas at the mouth of Corpus Christi Bay (“STG Terminal”).

STG Terminal will be constructed and operated by us. We continue to secure additional minimum volume throughput commitments and storage contracts from customers. The initial scope of this project has now increased from 3.4 million barrels of storage to approximately 7.0 million barrels, based on current contracted throughput and storage volumes, and includes two deep-water vessel docks capable of berthing very large crude carrier tankers. Our construction plan also includes connectivity to multiple pipelines delivering volumes into the Corpus Christi market from the growing Permian Basin production and other sources.

STG Terminal is expected to commence and ramp up operations by mid-2020 and is supported by long-term minimum volume throughput commitments and storage contracts from credit-worthy customers, including our joint-venture partners. We own a 50% interest in STG Terminal, and Phillips 66 Partners and Marathon each own a 25% interest. To date, our net investment is $49.0 million, including $8.3 million, net of distributions, for the three months ended March 31, 2019. We account for our interest in STG Terminal, which is included in our Global Marine Terminals segment, using the equity method of accounting.

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

Environmental Contingencies

At March 31, 2019 and December 31, 2018, we had $37.1 million and $39.0 million, respectively, of environmental remediation liabilities.  Costs ultimately incurred may be in excess of our estimates, which may have a material impact on our financial condition, results of operations or cash flows.  At March 31, 2019 and December 31, 2018, we had $3.9 million and $4.2 million, respectively, of receivables related to these environmental remediation liabilities covered by insurance or third-party claims.

5. INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	March 31, 2019	December 31, 2018
Liquid petroleum products (1)	$120,408	$186,683
Materials and supplies	24,568	24,201
Total inventories	$144,976	$210,884

(1)	Ending inventory was 63.1 million and 114.7 million gallons of liquid petroleum products at March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019 and December 31, 2018, approximately 92% and 94% of our liquid petroleum products inventory volumes were designated in a fair value hedge relationship, respectively.  Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory reflected in our unaudited condensed consolidated statements of operations.

6.  OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consist of the following at the dates indicated (in thousands):

	March 31, 2019	December 31, 2018
Long-term lease liabilities (see Note 8)	$126,843	$—
Accrued employee benefit liabilities	27,655	28,246
Accrued environmental remediation liabilities	26,326	27,358
Deferred consideration	10,881	20,232
Asset retirement obligations	4,337	4,349
Other	5,138	4,715
Total other non-current liabilities	$201,180	$84,900

7. EQUITY INVESTMENTS

The following table presents earnings from equity investments for the periods indicated (in thousands):

		Three Months Ended March 31,
	Segment	2019	2018
VTTI B.V. (1)	Global Marine Terminals	$—	$4,390
West Shore Pipe Line Company	Domestic Pipelines & Terminals	2,616	2,326
Muskegon Pipeline LLC	Domestic Pipelines & Terminals	484	325
Transport4, LLC	Domestic Pipelines & Terminals	267	229
South Portland Terminal LLC	Domestic Pipelines & Terminals	278	219
South Texas Gateway Terminal LLC (2)	Global Marine Terminals	(300)	—
Total earnings from equity investments		$3,345	$7,489

(1)	In January 2019, we completed the sale of our 50% equity interest in VTTI. See Note 3 - Acquisitions, Investments and Dispositions for further discussion.

(2)	In April 2018, we formed STG Terminal joint venture. See Note 3 - Acquisitions, Investments and Disposition for further discussion.

Summarized combined income statement data for our equity method investments is as follows for the periods indicated (amounts represent 100% of investee income statement data in thousands):

	Three Months Ended March 31,
	2019	2018
INCOME STATEMENT DATA:
Revenue	$23,289	$145,068
Operating income	13,112	49,782
Net income	10,130	24,750
Net income attributable to investee	10,130	22,959

8. LEASES

Lessee

We have entered into certain agreements to use property, plant and equipment, including office space, equipment and land, which qualify as leases. ROU lease assets and liabilities associated with leases with an initial term of twelve months or less are not recorded on the balance sheet. Operating leases are included in Other non-current assets and Other non-current liabilities on our condensed consolidated balance sheets as of March 31, 2019, with the current portion of such liabilities being included in Accrued and other current liabilities. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the expected term of the lease at the commencement date including, as applicable, renewal periods when we have the option to extend and it is reasonably certain we will do so. As most of our leases do not provide an explicit interest rate, we use an applicable implicit incremental borrowing rate, based on the information available at the commencement date, in determining the present value of future payments. We give consideration to our borrowing rates based on our credit rating as well as secured and unsecured debt instruments with similar characteristics when calculating our incremental borrowing rates. We do not currently have any material financing leases. The operating lease ROU asset also includes lease payments made as of the commencement date and excludes lease incentives and initial direct costs. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. At this time, our lease population does not currently have either variable lease payments or residual value guarantees that would materially impact the ROU asset and liability valuation. Additionally, we do not have any sublease arrangements or lease transactions with related parties.

We have lessee agreements with lease and non-lease components, which are generally accounted for separately. For certain leases, we account for the lease and non-lease components as a single lease component based on the election of the practical expedient to not separate lease components from non-lease components related to the following classes of assets: (i) buildings and leasehold improvements; (ii) jetties, subsea pipeline and docks; (iii) pipelines and terminals; and (iv) vehicle, equipment and office furnishings. ASC 842 permits the lessee to account for its leases at a portfolio level provided that the resulting accounting would not differ materially from accounting at the individual lease level. We have applied the portfolio approach to certain equipment-type and vehicle leases in accounting for the operating lease ROU assets and liabilities. We also elected the package of practical expedients available upon adoption, including: (i) not to reassess whether any expired or existing contracts contain leases and lease classification for such leases, as well as initial direct costs for any existing leases; (ii) not to apply the provisions of ASU 2016-02 to land easements that existed or expired before adoption and that were not previously accounted for as leases under the previous lease standard in ASC Topic 840 Leases; (iii) to use hindsight in determining the lease term and in assessing impairment of our ROU lease assets; and (iv) not to apply provisions of ASU 2016-02 to short-term leases.

The operating lease costs for the three months ended March 31, 2019 and 2018 were $8.4 million and $8.1 million, respectively, including $2.3 million and $3.0 million of short-term operating lease costs for the respective periods.

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

Lease Activity	Balance Sheet Location	March 31, 2019
Operating lease right-of-use assets	Other non-current assets	$151,408

Current portion of operating lease liabilities	Accrued and other current liabilities	24,565
Operating lease liabilities	Other non-current liabilities	126,843
Total operating lease liabilities		$151,408

Weighted average remaining lease term		16.2 years

Weighted average discount rate		5.70%

The following table presents minimum lease payment obligations under noncancellable leases for our operating leases with terms in excess of one year as of March 31, 2019 (in thousands):

Total
Remainder of 2019	$19,810
2020	23,375
2021	19,569
2022	18,791
2023	18,462
Thereafter	140,368
Total	240,375
Less: Effect of discounting to net present value	(88,967)
Total operating lease liabilities	$151,408

Disclosures Related to Periods Prior to Adoption of ASC 842

The following table presents minimum lease payment obligations under our operating leases with terms in excess of one year for the years ending December 31st (in thousands):

Total
2019	29,050
2020	26,255
2021	22,215
2022	21,378
2023	21,126
Thereafter	138,466
Total	$258,490

See Note 17 - Supplemental Cash Flow for discussion related to supplemental cash flow information related to leases.

9. OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following at the dates indicated (in thousands):

	March 31, 2019	December 31, 2018
Right of use lease assets (see Note 8)	$151,408	$—
Debt issuance costs	2,015	2,216
Insurance receivables related to environmental remediation reserves	1,938	2,057
Derivative assets	60	1,003
Other	26,708	35,862
Total other non-current assets	$182,129	$41,138

10. LONG-TERM DEBT

Extinguishment of Debt

In January 2018, we repaid in full the $300.0 million principal amount outstanding under our 6.050% notes.

In January 2019, we repaid in full the $250.0 million variable-rate Term Loan due September 30, 2019, using proceeds from the VTTI sale transaction.

In February 2019, we repaid in full the $275.0 million principal amount outstanding under our 5.500% notes, using proceeds from the VTTI sale transaction as well as borrowings under our Credit Facility.

As a result of these retirements, we incurred a $4.0 million loss on early extinguishment of debt, consisting of a $3.6 million make-whole payment related to the 5.500% notes and unamortized financing costs of $0.4 million included in Other expense, net, on our condensed consolidated statements of operations.

Notes Offerings

In January 2018, we issued $400.0 million of junior subordinated notes (“Junior Notes”) maturing on January 22, 2078, which are redeemable at Buckeye’s option, in whole or in part, on or after January 22, 2023. The Junior Notes bear interest at a fixed rate of 6.375% per year up to, but not including, January 22, 2023. From January 22, 2023, the Junior Notes will bear interest at a floating rate based on the Three-Month London Interbank Offered Rate (“LIBOR”) plus 4.02%, reset quarterly. Total proceeds from this offering, after underwriting fees, expenses, and debt issuance costs, were $394.9 million. We used the net proceeds from this offering to reduce indebtedness outstanding under our $1.5 billion revolving Credit Facility with the SunTrust Bank (the “Credit Facility”) and for general partnership purposes.

Credit Facility

At March 31, 2019, we had a $152.0 million outstanding balance under the Credit Facility, $137.6 million of which is classified as current. The weighted average interest rate for borrowings under the Credit Facility was 4.0% during the three months ended March 31, 2019.

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

Commodity Derivatives

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts, which we designated as fair value hedges, with changes in fair value of both the futures contracts and physical inventory reflected in earnings.  Our Merchant Services segment also uses exchange-traded refined petroleum contracts to hedge expected future transactions related to certain gasoline inventory, which are designated as cash flow hedges, with the effective portion of the hedge reported in other comprehensive income (“OCI”) and reclassified into earnings when the expected future transaction affects earnings. Any gains or losses incurred on the derivative instruments that are not effective in offsetting changes in fair value or cash flows of the hedged item are recognized immediately in earnings.

Additionally, our Merchant Services segment enters into exchange-traded refined petroleum product futures contracts on behalf of our Domestic Pipelines & Terminals segment to manage the risk of market price volatility on the gasoline-to-butane pricing spreads associated with our butane blending activities. These futures contracts are not designated in a hedge relationship for accounting purposes. Physical forward contracts and futures contracts that have not been designated in a hedge relationship are marked-to-market through earnings.
The following table summarizes the notional volumes of the net long (short) positions of our commodity derivative instruments outstanding at March 31, 2019 (amounts in thousands of gallons):

	Volume
Derivative Purpose	Current	Long-Term
Derivatives NOT designated as hedging instruments:
Physical fixed-price derivative contracts	(14,918)	(1,523)
Physical index derivative contracts	33,240	—
Futures contracts for refined petroleum products	11,058	3,024
			Hedge Type
Derivatives designated as hedging instruments:
Cash flow hedge futures contracts	(336)	—	Cash Flow Hedge
Futures contracts for refined petroleum products	(57,834)	—	Fair Value Hedge

Our futures contracts designated as fair value hedges relate to our inventory portfolio and extend to the first quarter of 2020. Our futures contracts related to forecasted purchases and sales of refined petroleum products, not designated in a hedging relationship, extend to the first quarter of 2020.

In accordance with the Chicago Mercantile Exchange rulebook, variation margin transfers are considered settlement payments, thereby reducing the corresponding derivative asset and liability balances for our exchange-settled derivative contracts. These settlement payments result in realized gains and losses on derivatives.

The following table sets forth the fair value of each classification of derivative instruments and the derivative instruments’ location on our unaudited condensed consolidated balance sheets at the dates indicated (in thousands):

	March 31, 2019
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment (1)	Net Total
Physical fixed-price derivative contracts	$2,056	$—	$2,056	$(682)	$1,374
Physical index derivative contracts	91	—	91	—	91
Total current derivative assets	2,147	—	2,147	(682)	1,465
Physical fixed-price derivative contracts	68	—	68	(8)	60
Total non-current derivative assets	68	—	68	(8)	60
Physical fixed-price derivative contracts	(1,458)	—	(1,458)	682	(776)
Physical index derivative contracts	(5)	—	(5)	—	(5)
Total current derivative liabilities	(1,463)	—	(1,463)	682	(781)
Physical fixed-price derivative contracts	(115)	—	(115)	8	(107)
Total non-current derivative liabilities	(115)	—	(115)	8	(107)
Net derivative assets	$637	$—	$637	$—	$637

(1) Amounts represent the netting of physical fixed price and index contracts’ assets and liabilities when a legal right of offset exists.

	December 31, 2018
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment (1)	Net Total
Physical fixed-price derivative contracts	$17,934	$—	$17,934	$(84)	$17,850
Physical index derivative contracts	286	—	286	(117)	169
Total current derivative assets	18,220	—	18,220	(201)	18,019
Physical fixed-price derivative contracts	1,003	—	1,003	—	1,003
Total non-current derivative assets	1,003	—	1,003	—	1,003
Physical fixed-price derivative contracts	(1,386)	—	(1,386)	84	(1,302)
Physical index derivative contracts	(135)	—	(135)	117	(18)
Total current derivative liabilities	(1,521)	—	(1,521)	201	(1,320)
Physical fixed-price derivative contracts	(3)	—	(3)	—	(3)
Total non-current derivative liabilities	(3)	—	(3)	—	(3)
Net derivative assets	$17,699	$—	$17,699	$—	$17,699

(1)	Amounts represent the netting of physical fixed price and index contracts’ assets and liabilities when a legal right of offset exists.

At March 31, 2019, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts, physical index contracts, and future contracts for refined products contracts noted above) varied in duration in the overall portfolio, but did not extend beyond July 2020.  In addition, at March 31, 2019, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Three Months Ended March 31,
	Location	2019	2018
Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	Product sales	$(10,767)	$1,354
Physical index derivative contracts	Product sales	43	177
Physical fixed price derivative contracts	Cost of product sales	739	(605)
Physical index derivative contracts	Cost of product sales	(55)	2
Futures contracts for refined products	Cost of product sales	2,783	(2,298)

		Three Months Ended March 31,
	Location	2019	2018
Derivatives designated as fair value hedging instruments:
Futures contracts for refined products	Cost of product sales	$(28,923)	$5,707
Physical inventory - hedged items	Cost of product sales	29,929	(5,990)

		Three Months Ended March 31,
	Location	2019	2018
Ineffectiveness excluding the time value component on fair value hedging instruments:
Fair value hedge ineffectiveness (excluding time value)	Cost of product sales	$(1,364)	$(82)
Time value excluded from hedge assessment	Cost of product sales	2,370	(201)
Net (loss) gain for ineffectiveness in income		$1,006	$(283)

The change in value recognized in OCI and the losses reclassified from AOCI to income, attributable to our derivative instruments designated as cash flow hedges, were as follows for the periods indicated (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives for the
	Three Months Ended March 31,
	2019	2018
Derivatives designated as cash flow hedging instruments:
Interest rate contracts	$—	$14,761
Commodity derivatives	101	(623)
Total	$101	$14,138

		Loss Reclassified from AOCI to Income (Effective Portion) for the
		Three Months Ended March 31,
	Location	2019	2018
Derivatives designated as cash flow hedging instruments:
Interest rate derivative contracts	Interest and debt expense	$(2,296)	$(2,337)
Total		$(2,296)	$(2,337)

Over the next twelve months, we expect to reclassify $9.2 million of net losses attributable to interest rate derivatives from AOCI to earnings as an increase to interest and debt expense. These net losses consist of $11.2 million of amortization of hedge losses on settled forward-starting interest rate swaps, partially offset by $2.0 million of amortization of hedge gains on settled forward-starting interest rate swaps settled in November 2017. Additionally, the unrealized gains and losses for refined petroleum products designated as cash flow hedges at March 31, 2019, of $0.1 million, are estimated to be realized and reclassified from AOCI to product sales during over the next twelve months. The ineffective portion of the change in fair value of cash flow hedges was not material for the three months ended March 31, 2019 and 2018.

12. FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier fair value hierarchy as follows:

Recurring

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis, as of the measurement dates indicated, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	March 31, 2019		December 31, 2018
	Level 1	Level 2	Level 1	Level 2
Financial assets:
Physical fixed-price derivative contracts	$—	$2,124	$—	$18,937
Physical index derivative contracts	—	91	—	286

Financial liabilities:
Physical fixed-price derivative contracts	—	(1,573)	—	(1,389)
Physical index derivative contracts	—	(5)	—	(135)
Fair value	$—	$637	$—	$17,699

The values of the Level 1 derivative assets and liabilities were based on quoted market prices obtained from the New York Mercantile Exchange. The values for exchange-settled commodity derivatives are settled daily via variation margin payments and as a result are with no net fair value at the balance sheet date for financial reporting purposes; however, the derivatives remain outstanding and subject to future commodity price fluctuations until they are settled in accordance with their contractual terms.

The values of the Level 2 commodity derivative contracts were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data.  Level 2 physical fixed-price derivative assets are net of CVAs determined using an expected cash flow model, which incorporates assumptions about the credit risk of the derivative contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract.  The Merchant Services segment determined CVAs are appropriate because few of the Merchant Services segment’s customers entering into these derivative contracts are large organizations with nationally recognized credit ratings.  The CVAs were nominal as of March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, the Merchant Services segment did not hold any net liability derivative positions containing credit contingent features.

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

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$3,272,494	$3,268,532	$3,546,396	$3,364,549
Variable-rate debt	548,071	551,952	1,168,046	1,172,328
Total debt	$3,820,565	$3,820,484	$4,714,442	$4,536,877

In addition, our pension plan assets are measured at fair value on a recurring basis, based on Level 1 and Level 3 inputs.

We recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period.  We did not have any transfers between Level 1 and Level 2 during the three months ended March 31, 2019 and 2018, respectively.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. For the three months ended March 31, 2019 and 2018, there was no significant fair value adjustments related to such assets or liabilities reflected in our unaudited condensed consolidated financial statements.

13. UNIT-BASED COMPENSATION PLANS

We award unit-based compensation to employees and directors primarily under the 2013 Long Term Incentive Plan of Buckeye Partners, L.P. (the “LTIP”), which was approved by our unitholders in June 2013 and subsequently amended and restated in June 2017. The LTIP replaced the 2009 Long-Term Incentive Plan (the “2009 Plan”), which was merged with and into the LTIP, and no further grants have since been made under the 2009 Plan.

We recognized compensation expense related to awards under the LTIP of $9.9 million and $8.8 million for the three months ended March 31, 2019 and 2018, respectively.

LTIP

As of March 31, 2019, there were 1,512,574 LP Units available for issuance under the LTIP.

Deferral Plan under the LTIP

We also maintain the Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective December 13, 2016 (the “Deferral Plan”), pursuant to which we issue phantom and matching units under the LTIP to certain employees in lieu of cash compensation at the election of the employee. During the three months ended March 31, 2019, 158,970 phantom units (including matching units) were granted under this plan. These grants are included as granted in the LTIP activity table below.

Awards under the LTIP

During the three months ended March 31, 2019, the Compensation Committee of the Board of Directors of Buckeye GP granted 526,669 phantom units to employees (including the 158,970 phantom units granted pursuant to the Deferral Plan, as discussed above), 32,247 phantom units to independent directors of Buckeye GP and 344,883 performance units to employees.

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted Average Grant Date Fair Value per LP Unit (1)
Unvested at January 1, 2019	1,645	$55.52
Granted (2)	904	30.95
Vested	(236)	52.00
Forfeited	(228)	50.92
Unvested at March 31, 2019	2,085	$45.77

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

At March 31, 2019, we expect to recognize $44.7 million of compensation expense related to the unvested LTIP over a weighted average remaining period of 2.1 years.

14. PARTNERS’ CAPITAL AND DISTRIBUTIONS

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

Class C Units represented a separate class of our limited partnership interests. The Class C Units were substantially similar in all respects to our existing LP units, except that Buckeye had the option to pay distributions on the Class C Units in cash or by issuing additional Class C Units. In November 2018, all 6,714,963 Class C Units converted into LP Units on a one-for-one basis.

Summary of Changes in Outstanding Units

The following is a summary of changes in Buckeye’s outstanding units for the periods indicated (in thousands):

LP Units
Units outstanding at January 1, 2019	153,755
LP units issued pursuant to the LTIP (1)	163
Units outstanding at March 31, 2019	153,918

(1) The number of LP Units issued represents issuance net of tax withholding.

Distributions

Cash distributions are paid for LP Units and for distribution equivalent rights with respect to certain unit-based compensation awards outstanding as of each respective period. Actual cash distributions on our LP Units totaled $116.2 million ($0.75 per LP Unit) and $186.8 million ($1.2625 per LP Unit) during the three months ended March 31, 2019 and 2018, respectively.

On May 10, 2019, we announced a quarterly distribution of $0.75 per LP Unit that will be paid on May 28, 2019 to unitholders of record on May 20, 2019.  Based on the LP Units and distribution equivalent rights with respect to certain unit-based compensation awards outstanding as of March 31, 2019, cash expected to be distributed to LP unitholders on May 28, 2019 is estimated to be approximately $116.3 million.

15. EARNINGS PER UNIT

The following tables set forth the calculation of basic and diluted earnings per unit, attributable to Buckeye’s unitholders, taking into consideration net income allocable to participating securities, as well as the reconciliation of basic weighted average units outstanding to diluted weighted average units outstanding (in thousands, except per unit amounts).

	Three Months Ended March 31,
	2019	2018

Net income attributable to unitholders	$79,880	$111,120

Basic:
Weighted average units outstanding - basic	153,846	148,904
Earnings per unit - basic	$0.52	$0.75

Diluted:
Weighted average units outstanding - basic	153,846	148,904
Effect of dilutive securities	696	628
Weighted average units outstanding - diluted	154,542	149,532
Earnings per unit - diluted	$0.52	$0.74

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

Financial Information by Segment

For the three months ended March 31, 2019 and 2018, no customer contributed 10% or more of consolidated revenue.

The following tables provide information about our revenue types by reportable segment for the periods indicated (in thousands).

	Three Months Ended March 31,
	2019
	Domestic Pipelines & Terminals	Global Marine Terminals	Merchant Services	Intersegment Eliminations	Total
Revenue from contracts with customers
Pipeline transportation	$122,215	$—	$—	$(2,671)	$119,544
Terminalling and storage services	105,779	88,362	—	(10,496)	183,645
Product sales	—	257	519,064	(2,752)	516,569
Other services	7,561	435	480	(15)	8,461
Total revenue from contracts with customers	235,555	89,054	519,544	(15,934)	828,219
Revenue from leases	9,525	44,953	—	(152)	54,326
Commodity derivative contracts, net	(3,544)	—	149,971	—	146,427
Total revenue	$241,536	$134,007	$669,515	$(16,086)	$1,028,972

	Three Months Ended March 31,
	2018
	Domestic Pipelines & Terminals	Global Marine Terminals	Merchant Services	Intersegment Eliminations	Total
Revenue from contracts with customers
Pipeline transportation	$121,470	$—	$—	$(3,639)	$117,831
Terminalling and storage services	115,976	101,218	—	(8,593)	208,601
Product sales	—	13	643,508	(3,354)	640,167
Other services	12,089	21	2,900	(1,347)	13,663
Total revenue from contracts with customers	249,535	101,252	646,408	(16,933)	980,262
Revenue from leases	7,990	42,833	—	—	50,823
Commodity derivative contracts, net	(2,090)	—	152,020	2,090	152,020
Total revenue	$255,435	$144,085	$798,428	$(14,843)	$1,183,105

The following table summarizes revenue by major geographic area for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue:
United States	$977,780	$1,122,220
International	51,192	60,885
Total revenue	$1,028,972	$1,183,105

Adjusted EBITDA

Adjusted EBITDA is a measure not defined by GAAP. We define Adjusted EBITDA as earnings (losses) before interest expense, income taxes, depreciation and amortization, further adjusted to exclude certain non-cash items, such as non-cash compensation expense; transaction, transition, and integration costs associated with acquisitions; certain gains and losses on foreign currency transactions and foreign currency derivative financial instruments, as applicable; and certain other operating expense or income items, reflected in net income, that we do not believe are indicative of our core operating performance results and business outlook, such as hurricane-related costs, gains and losses on property damage recoveries, non-cash impairment charges, and gains and losses on asset sales. The definition of Adjusted EBITDA is also applied to our proportionate share in the Adjusted EBITDA of significant equity method investments, which from January 1, 2017 through September 30, 2018, included VTTI, and is not applied to our less significant equity method investments. The calculation of our proportionate share of the reconciling items used to derive Adjusted EBITDA was based upon our 50% equity interest in VTTI, prior to adjustments related to noncontrolling interests in several of its subsidiaries and partnerships, which were immaterial. Adjusted EBITDA is a non-GAAP financial measure that is used by our senior management, including our Chief Executive Officer, to assess the operating performance of our business and optimize resource allocation. We use Adjusted EBITDA as a primary measure to: (i) evaluate our consolidated operating performance and the operating performance of our business segments; (ii) allocate resources and capital to business segments; (iii) evaluate the viability of proposed projects; and (iv) determine overall rates of return on alternative investment opportunities.

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

The following table presents a reconciliation of consolidated net income, which is the most comparable financial measure under GAAP, to Adjusted EBITDA, as well as Adjusted EBITDA by segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Reconciliation of Net (loss) income to Adjusted EBITDA:
Net income	$81,260	$117,092
Less: Net income attributable to noncontrolling interests	(498)	(4,719)
Net income attributable to Buckeye Partners, L.P.	80,762	112,373
Add: Interest and debt expense	52,168	59,105
Income tax expense	298	490
Depreciation and amortization (1)	63,884	64,138
Non-cash unit-based compensation expense	9,917	8,690
Acquisition, dispositions, and transition expense (2)	4,083	282
Hurricane-related costs, net of recoveries (3)	(929)	581
Non-cash impairment on disposals of long-lived assets	2,195	—
Proportionate share of Adjusted EBITDA for equity method investment in VTTI (4)	—	34,540
Earnings from the equity method investment in VTTI (4)	—	(4,390)
Loss on early extinguishment of debt (5)	4,020	—
Less: Gains on property damage recoveries (6)	—	(14,085)
Adjusted EBITDA	$216,398	$261,724

Adjusted EBITDA:
Domestic Pipelines & Terminals	$135,893	$140,651
Global Marine Terminals	75,507	117,418
Merchant Services	4,998	3,655
Adjusted EBITDA	$216,398	$261,724

(1)	Includes 100% of the depreciation and amortization expense of $17.8 million for Buckeye Texas for the three months ended March 31, 2018.

(2)	Represents transaction, internal and third-party costs related to asset acquisition, dispositions, and integration.

(3)
Represents costs incurred at our BBH facility in the Bahamas, Yabucoa Terminal in Puerto Rico, Corpus Christi facilities in Texas, and certain terminals in Florida, as a result of hurricanes, which occurred in 2017 and 2016, including operating expenses and write-offs of damaged long-lived assets, net of insurance recoveries.

(4)
Due to the significance of our equity method investment in VTTI, effective January 1, 2017 through September 30, 2018, we applied the definition of Adjusted EBITDA, covered in our description of Adjusted EBITDA, with respect to our proportionate share of VTTI’s Adjusted EBITDA. The calculation of our proportionate share of the reconciling items used to derive Adjusted EBITDA was based upon our 50% equity interest in VTTI, prior to adjustments related to noncontrolling interests in several of its subsidiaries and partnerships, which were immaterial.

(5)	Represents the loss on early extinguishment of the $275.0 million principal amount outstanding under our 5.500% notes and $250.0 million variable-rate Term Loan.

(6)
Represents gains on recoveries of property damages caused by third parties, which primarily related to a settlement in connection with a 2012 vessel allision with a jetty at our BBH facility in the Bahamas.

17. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for interest (net of capitalized interest)	$53,375	$52,329
Cash paid for income taxes	658	159
Capitalized interest	1,973	1,788
Cash paid for lease liabilities	5,467	N/A

Non-cash activities:
Initial recognition of non-cash ROU assets and operating lease obligations (Note 8)	$151,408	N/A
Capital expenditure accruals	64,252	64,662

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains various forward-looking statements and information that are based on our beliefs, as well as assumptions made by us and information currently available to us.  When used in this Report, words such as “proposed,” “anticipate,” “project,” “potential,” “could,” “should,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” “plan,” “seek,” “outlook” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that such expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct.  Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Part I “Item 1A, Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018 and in Part II, Item IA below. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  Although the expectations in the forward-looking statements are based on our current beliefs and expectations, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

Introduction

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Report. This information is intended to provide investors with an understanding of our past performance and current financial condition. Our discussion and analysis includes the following:

•	Overview

•	Recent Developments

•	Results of Operations

•	Liquidity and Capital Resources

•	Off Balance Sheet Arrangements

Overview of Business

Business

We are a growth-oriented master limited partnership principally engaged in owning and operating a diversified network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage, processing and marketing of liquid petroleum products. Our assets include terminals and processing facilities that we own and underground liquid petroleum product pipelines installed along rights-of-way acquired from land owners and related above-ground facilities. The majority of our service-based revenue is derived from fee-based transportation, terminalling, and storage services that we provide to our customers. We also generate revenue from the marketing and sale of petroleum products. Our business activities are conducted through three reportable segments:

•	Our Domestic Pipelines & Terminals segment, comprised of approximately 6,000 miles of pipeline with 110 terminal locations;

•	Our Global Marine Terminals segment, consisting of seven liquid petroleum product terminals located in key global energy hubs with 62 million barrels of liquid petroleum product storage capacity; and

•	Our Merchant Services segment, which markets refined petroleum products primarily in conjunction with the facilities owned by our other segments.

Merger Agreement

On May 10, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hercules Holdings LLC, a Delaware limited liability company and an affiliate of IFM Global Infrastructure Fund (“Parent”), Hercules Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Parent (“Merger Sub”), Buckeye Pipe Line Services Company, a Pennsylvania corporation (“ServiceCo”), and Buckeye GP. The Merger Agreement, which has been unanimously approved by the board of directors of Buckeye GP on our behalf, provides for the merger of Merger Sub with and into Buckeye (the “Merger”), with Buckeye surviving the Merger as a wholly owned subsidiary of Parent. After the Merger, Buckeye will cease to be publicly traded.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each of our issued and outstanding LP Units (other than LP Units owned immediately prior to the Effective Time by us, by Parent or any of its affiliates or under certain circumstances by ServiceCo), will be converted into the right to receive $41.50 in cash per LP Unit (the “Merger Consideration”), without interest.

Completion of the Merger is subject to customary closing conditions, including the approval of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding LP Units entitled to vote thereon and certain regulatory approvals. We expect the Merger to close during the fourth quarter of 2019.

For more information regarding the Merger and the Merger Agreement, please see our Form 8-K filed with the SEC on May 10, 2019.

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

•
Retain a portion of our internally generated cash flow and utilize capacity under our $1.5 billion revolving Credit Facility with SunTrust Bank (the “Credit Facility”) to fund our planned growth initiatives without the need to access the public equity markets for the foreseeable future.

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

Recent Developments

VTTI Divestiture

In November 2018, we executed a definitive agreement to sell our 50% equity interest in VTTI for approximately $975.0 million, excluding transaction costs of approximately $4.0 million incurred in 2019, plus a final earnings distribution of $22.6 million received in the fourth quarter of 2018. The sale closed in January 2019.

DPTS Asset Package Divestiture

On December 17, 2018, we sold certain domestic pipeline and terminal assets, which included (i) our jet fuel pipeline from Port Everglades, Florida to Ft. Lauderdale-Hollywood International Airport and Miami International Airport; (ii) our pipelines and terminal facilities serving Reno-Tahoe International Airport, San Diego International Airport, and the Federal Express Corporation terminal at the Memphis International Airport; and (iii) our refined petroleum product terminals in Sacramento, California and Stockton, California (collectively, the “DPTS asset package”).

South Texas Transactions

South Texas Gateway Terminal LLC (“STG Terminal”) is expected to commence and ramp up operations by mid-2020, and is supported by long-term minimum volume throughput commitments and storage contracts from credit-worthy customers, including our joint-venture partners. We own a 50% interest in STG Terminal, and Phillips 66 Partners LP and Gray Oak Gateway Holdings each own a 25% interest. The total construction cost for STG Terminal is estimated on a 100% basis at $574.0 million, or a net of $287.0 million to our interest. To date, our net investment is $49.0 million, including $8.3 million for the three months ended March 31, 2019. We account for our interest in STG Terminal, which is included in our Global Marine Terminals segment, using the equity method of accounting.

Notes Repayments

In January 2019, we repaid in full the $250.0 million variable-rate Term Loan due September 30, 2019 (the “Term Loan”), using proceeds from the VTTI sale transaction.

In February 2019, we repaid in full the $275.0 million principal amount outstanding under our 5.500% notes, using proceeds from the VTTI sale transaction as well as borrowings under our Credit Facility.

As a result of these retirements, we incurred a $4.0 million loss on early extinguishment of debt, consisting of a $3.6 million make-whole payment related to the 5.500% notes and unamortized financing costs of $0.4 million included in Other expense, net, on our condensed consolidated statements of operations.

Results of Operations

Consolidated Summary

Our summary operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2019	2018
Revenue	$1,028,972	$1,183,105
Costs and expenses	894,752	1,013,592
Operating income	134,220	169,513
Other expense, net	(56,007)	(59,420)
Earnings from equity investments	3,345	7,489
Income before taxes	81,558	117,582
Income tax expense	(298)	(490)
Net income	81,260	117,092
Less: Net income attributable to noncontrolling interests	(498)	(4,719)
Net income attributable to Buckeye Partners, L.P.	$80,762	$112,373

Non-GAAP Financial Measures

Adjusted EBITDA and distributable cash flow are not measures defined by accounting principles generally accepted in the United States of America (“GAAP”). We define Adjusted EBITDA as earnings (losses) before interest expense, income taxes, depreciation and amortization, further adjusted to exclude certain non-cash items, such as non-cash compensation expense; transaction, transition, and integration costs associated with acquisitions; certain unrealized gains and losses on foreign currency transactions and foreign currency derivative financial instruments, as applicable; and certain other operating expense or income items, reflected in net income, that we do not believe are indicative of our core operating performance results and business outlook, such as hurricane-related costs, gains and losses on property damage recoveries, non-cash impairment charges, and gains and losses on asset sales. We define distributable cash flow as Adjusted EBITDA less cash interest expense, cash income tax expense, and maintenance capital expenditures incurred to maintain the operating, safety, and/or earnings capacity of our existing assets, plus or minus realized gains or losses on certain foreign currency derivative financial instruments, as applicable. These definitions of Adjusted EBITDA and distributable cash flow are also applied to our proportionate share in the Adjusted EBITDA of significant equity method investments, which from January 1, 2017 through September 30, 2018, included VTTI, and is not applied to our less significant equity method investments. The calculation of our proportionate share of the reconciling items used to derive Adjusted EBITDA was based upon our 50% equity interest in VTTI, prior to adjustments related to noncontrolling interests in several of its subsidiaries and partnerships, which were immaterial. Adjusted EBITDA and distributable cash flow are non-GAAP financial measures that are used by our senior management, including our Chief Executive Officer, to assess the operating performance of our business and optimize resource allocation. We use Adjusted EBITDA as a primary measure to: (i) evaluate our consolidated operating performance and the operating performance of our business segments; (ii) allocate resources and capital to business segments; (iii) evaluate the viability of proposed projects; and (iv) determine overall rates of return on alternative investment opportunities.  We use distributable cash flow as a performance metric to compare cash-generating performance of Buckeye from period to period and to compare the cash-generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. Distributable cash flow is not intended to be a liquidity measure.

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

The following table presents Adjusted EBITDA by segment and on a consolidated basis, distributable cash flow and a reconciliation of net income, which is the most comparable financial measure under generally accepted accounting principles, to Adjusted EBITDA and distributable cash flow for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Adjusted EBITDA:
Domestic Pipelines & Terminals	$135,893	$140,651
Global Marine Terminals	75,507	117,418
Merchant Services	4,998	3,655
Total Adjusted EBITDA	$216,398	$261,724
Reconciliation of Net Income to Adjusted EBITDA and Distributable cash flow:
Net income	$81,260	$117,092
Less: Net income attributable to noncontrolling interests	(498)	(4,719)
Net income attributable to Buckeye Partners, L.P.	80,762	112,373
Add: Interest and debt expense	52,168	59,105
Income tax expense	298	490
Depreciation and amortization (1)	63,884	64,138
Non-cash unit-based compensation expense	9,917	8,690
Acquisition, dispositions, and transition expense (2)	4,083	282
Hurricane-related costs, net of recoveries (3)	(929)	581
Non-cash impairment on disposals of long-lived assets	2,195	—
Proportionate share of Adjusted EBITDA for the equity method investment in VTTI (4)	—	34,540
Earnings from the equity method investment in VTTI (4)	—	(4,390)
Loss on early extinguishment of debt (5)	4,020	—
Less: Gains on property damage recoveries (6)	—	(14,085)
Adjusted EBITDA	$216,398	$261,724
Less: Interest and debt expense, excluding amortization of deferred financing costs, debt discounts, debt retirement costs, and interest rate swap settlements and amortization	(48,546)	(55,205)
Income tax expense, excluding non-cash taxes	(298)	(401)
Maintenance capital expenditures	(23,351)	(28,200)
Proportionate share of VTTI’s interest expense, current income tax expense, realized foreign currency derivative gains and losses, and maintenance capital expenditures (4)	—	(10,836)
Add: Hurricane-related maintenance capital expenditures	295	2,098
Distributable cash flow	$144,498	$169,180
_________________________

(1)	Includes 100% of the depreciation and amortization expense of $17.8 million for Buckeye Texas for the three months ended March 31, 2018.

(2)	Represents transaction, internal and third-party costs related to asset acquisition, dispositions, and integration.

(3)
Represents costs incurred at our BBH facility in the Bahamas, Yabucoa Terminal in Puerto Rico, Corpus Christi facilities in Texas, and certain terminals in Florida, as a result of hurricanes, which occurred in 2017 and 2016, including operating expenses and write-offs of damaged long-lived assets, net of insurance recoveries.

(4)
Due to the significance of our equity method investment in VTTI, effective January 1, 2017 through September 30, 2018, we applied the definition of Adjusted EBITDA and distributable cash flow, covered in our description of non-GAAP financial measures, with respect to our proportionate share of VTTI’s Adjusted EBITDA and distributable cash flow. The calculation of our proportionate share of the reconciling items used to derive these VTTI performance metrics was based upon our 50% equity interest in VTTI, prior to adjustments related to noncontrolling interests in several of its subsidiaries and partnerships, which were immaterial.

(5)	Represents the loss on early extinguishment of the $275.0 million principal amount outstanding under our 5.500% notes and $250.0 million variable-rate Term Loan.

(6)
Represents gains on recoveries of property damages caused by third parties, which primarily related to a settlement in connection with a 2012 vessel allision with a jetty at our BBH facility in the Bahamas.

The following table presents product volumes in barrels per day (“bpd”) and average tariff rates in cents per barrel for our Domestic Pipelines & Terminals segment, capacity utilization percentages for our Global Marine Terminals segment and total sales volumes for the Merchant Services segment for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Domestic Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	735.7	732.5
Jet fuel(1)	246.3	240.2
Middle distillates (2)	366.6	357.2
Other products (3)	9.8	12.5
Total throughput	1,358.4	1,342.4
Terminals:
Throughput (4) (5)	1,277.9	1,259.3

Pipeline average tariff (cents/bbl) (6)	97.6	93.5

Global Marine Terminals (percent of capacity):
Average capacity utilization rate (7)	77%	88%

Merchant Services (in millions of gallons):
Sales volumes	356.5	396.0
___________________________

(1)	Excludes 113.0 bpd of jet fuel for the three months ended March 31, 2018, related to the DPTS asset package divested on December 17, 2018.

(2)	Includes diesel fuel and heating oil.

(3)	Includes liquefied petroleum gas, intermediate petroleum products and crude oil.

(4)	Includes the throughput of two underground propane storage caverns.

(5)	Excludes 55.8 bpd of total terminal throughput for the three months ended March 31, 2018 related to the DPTS asset package divested on December 17, 2018.

(6)	Pipeline average tariff for the three months ended March 31, 2018 has been adjusted to remove the effects of the DPTS asset package divested on December 17, 2018.

(7)
Represents the ratio of contracted capacity to capacity available to be contracted.  Based on total capacity (i.e., including out of service capacity), average capacity utilization rates are approximately 75% and 83% for the three months ended March 31, 2019 and 2018, respectively.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Consolidated Overview

Net income was $81.3 million for the three months ended March 31, 2019, a decrease of $35.8 million, or 30.6%, from net income of $117.1 million for the corresponding period in 2018.  The decrease was driven by (i) lower operating results from the Global Marine Terminals segment’s Caribbean segregated storage services, partially offset by stronger results in our South Texas operations; (ii) higher operating results in the Merchant Services segment, as further explained in the discussion of Adjusted EBITDA by segment below; (iii) a decrease in insurance recoveries of $14.1 million related to a property damage claim in the prior year period; (iv) a $4.0 million loss on early extinguishment of debt included in Other expense, net; (v) a $4.1 million decrease in earnings from equity investments; and (vi) a $3.8 million increase in transaction costs related to the sale of our equity method investment in VTTI in January 2019. The unfavorable impact of these factors was partially offset by lower interest and debt expense of $6.9 million due to the retirement of debt in the current quarter as well as lower hurricane-related costs, net of recoveries.

Total Adjusted EBITDA was $216.4 million for the three months ended March 31, 2019, a decrease of $45.3 million, or 17.3%, from $261.7 million for the corresponding period in 2018.  The decrease in Adjusted EBITDA was driven by decreases in Adjusted EBITDA of $41.9 million and $4.7 million from our Global Marine Terminals and Domestic Pipelines & Terminals segments, respectively, which were partially offset by a $1.3 million increase in our Merchant Services segment, as further explained in the discussion of Adjusted EBITDA by segment below.

Distributable cash flow was $144.5 million for the three months ended March 31, 2019, a decrease of $24.7 million, or 14.6%, from $169.2 million for the corresponding period in 2018, primarily driven by a $45.3 million decrease in Adjusted EBITDA from our segments, as further described below. This net decrease in distributable cash flow was partially offset by a $6.7 million decrease in our interest and debt expense, excluding amortization of deferred financing costs, debt discounts, and debt retirement costs and a $4.8 million decrease in maintenance capital expenditures, excluding hurricane-related maintenance capital expenditures, reflecting the completion of certain large projects during the prior year, as well as the timing of projects in the current year. The contribution to distributable cash flow from VTTI for the three months ended March 31, 2018 was $23.7 million.

Adjusted EBITDA by Segment

Domestic Pipelines & Terminals. Adjusted EBITDA from the Domestic Pipelines & Terminals segment was $135.9 million for the three months ended March 31, 2019, a decrease of $4.7 million, or 3.3%, from $140.6 million for the corresponding period in 2018. Contributing to the decrease in Adjusted EBITDA was a $8.3 million decrease in operating income, related to the sale of the DPTS asset package in December 2018, which was partially offset by a $0.5 million increase in earnings from equity method investments driven primarily by the results from our investment in West Shore Pipe Line Company.

Pipeline volumes increased by 1.2% due to strong demand for gasoline and distillate shipments. Terminalling volumes increased by 1.5%, primarily due to higher distillate and crude volumes, reflecting strong customer throughput demand, particularly in our Midwest and Southeast regions. These volume increases are after adjusting for the prior period volumes associated with the divested DPTS asset package.

After adjusting for the impact of the DPTS asset package sale, pipeline volume increases resulted in transportation revenue increases of $7.2 million. These increases reflect contributions from internal growth capital investments as well as increases in certain tariff rates, but exclude product recoveries and other pipeline revenues. This revenue increase was offset by (i) a $4.1 million decrease in storage revenue, primarily due to lower storage capacity utilization; (ii) a decrease of $1.1 million in product recoveries resulting from a decrease in terminal settlement prices and; (iii) a $0.5 million decrease in terminalling throughput revenues, due to the expiration of a crude-by-rail contract at our Chicago Complex. A $2.9 million decrease in operating expenses was primarily a result of lower general and administrative expenses and other operating expenses, partially offset by increased maintenance costs.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $75.5 million for the three months ended March 31, 2019, a decrease of $41.9 million, or 35.7%, from $117.4 million for the corresponding period in 2018.  The decrease in Adjusted EBITDA was primarily due to a $10.0 million decrease in revenue and a $34.5 million decrease in the Adjusted EBITDA contribution from our former equity investment in VTTI due to the divestiture of our equity interest in January 2019, which were partially offset by a $4.2 million increase in Adjusted EBITDA resulting from the acquisition of our business partner’s 20% equity interest in Buckeye Texas in April 2018.

The decrease in revenue was due to a $12.7 million decrease in revenue from storage and terminalling services, reflecting lower capacity utilization and average rates, primarily due to lower demand for segregated storage services at our Caribbean and to a lesser extent, our New York Harbor facilities as a result of overall weaker market conditions. These factors were partially offset by a $1.1 million increase in processing services revenues at Buckeye Texas. We expect the weak market conditions currently impacting Global Marine Terminals revenue from segregated storage services will persist for certain locations through the first half of 2019. The average capacity utilization (i.e., ratio of contracted capacity to capacity available to be contracted) of our marine storage assets was 77% for the three months ended March 31, 2019, which was a decrease from 80% in the sequential prior quarter.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $5.0 million for the three months ended March 31, 2019, an increase of $1.3 million, or 35.1%, from $3.7 million for the corresponding period in 2018.  Adjusted EBITDA was positively impacted by an increased contribution from distillate storage due to increased pricing spreads as compared to the prior year period. This increase was partially offset by lower rack margins.

Revenue from bulk and rack product sales decreased by $128.9 million due to (i) a $79.6 million decrease resulting from lower volumes, due to lower demand in distillate rack sales and (ii) a $49.3 million decrease in refined petroleum product sales due to lower average sales prices per gallon of $1.88 for 2019 as compared to $2.02 for the prior year period.

Cost of product sales, including both bulk and rack sales, decreased by $129.8 million primarily due to (i) a $78.9 million decrease due to lower sales volumes and (ii) a $50.9 million decrease in refined petroleum product cost due to lower average cost per gallon of $1.86 for 2019 as compared to $2.00 for the prior year period. Operating expenses were favorable by $0.5 million, reflecting lower general and administrative expenses.

Liquidity and Capital Resources

General

Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, equity investments, business acquisitions and distributions to unitholders.  Our principal ongoing sources of liquidity are cash from operations and borrowings under our $1.5 billion revolving Credit Facility.  We will, from time to time, issue debt securities to refinance amounts borrowed under our Credit Facility.  Buckeye Energy Services LLC, Buckeye West Indies Holdings LP, and Buckeye Caribbean Terminals LLC (collectively the Buckeye Merchant Service Companies or “BMSC”) fund their working capital needs principally from their own operations and their portion of our Credit Facility.  Our financial policy is to fund maintenance capital expenditures with cash from continuing operations.  Expansion and cost reduction capital expenditures, along with acquisitions and investments, have typically been funded from external sources including our Credit Facility, as well as debt and equity offerings.  Previously, our goal has been to fund at least half of these expenditures with proceeds from equity offerings in order to maintain an appropriate leverage ratio and our investment-grade credit rating. In light of current market conditions and the actions we undertook as a result of the Strategic Review, we plan to retain sufficient cash flow to fund a portion of our near-term annual growth capital projects without accessing the public equity capital markets for the foreseeable future. Based on current market conditions, we believe our borrowing capacity under our Credit Facility and cash flows from operations will be sufficient to fund our primary cash requirements. We continually evaluate engaging in strategic transactions for potential additional sources of capital which may include (i) divesting non-strategic assets where our evaluation suggests such a transaction is in the best interest of our business, including the potential monetization of full or partial equity interests in certain joint ventures or other assets, (ii) issuances of public or private debt and (iii) investments from private sources of capital.  We believe availability under our Credit Facility in combination with our cash flows from operations, as well the use of other sources of capital described above, where appropriate, will be sufficient to fund our current expansion plans over the next twelve months while maintaining adequate liquidity without the need for additional public equity capital. In the fourth quarter of 2018 and January 2019, we raised a total of approximately $1.4 billion through asset divestitures which was used to reduce debt.

Current Liquidity

As of March 31, 2019, we had a working capital deficit of $40.2 million and $1.3 billion of availability under our Credit Facility.

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

Debt

In January 2019, we repaid in full the $250.0 million Term Loan, using proceeds from the VTTI sale transaction.

In February 2019, we repaid in full the $275.0 million principal amount outstanding under our 5.500% notes, using proceeds from the VTTI sale transaction as well as borrowings under our Credit Facility.

As a result of these retirements, we incurred a $4.0 million loss on early extinguishment of debt, consisting of a $3.6 million make-whole payment related to the 5.500% notes and unamortized financing costs of $0.4 million included in Other expense, net, on our condensed consolidated statements of operations.

At March 31, 2019, we had total fixed-rate and variable-rate debt obligations of $3,272.5 million and $548.1 million, respectively, with an aggregate fair value of $3,820.5 million. At March 31, 2019, we were in compliance with the covenants under our Credit Facility.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash provided by (used in):
Operating activities	$146,239	$236,191
Investing activities	871,517	(89,068)
Financing activities	(1,018,070)	(142,696)
Net increase (decrease) in cash and cash equivalents	$(314)	$4,427

Operating Activities

Net cash provided by operating activities of $146.2 million for the three months ended March 31, 2019 primarily resulted from $81.3 million of net income, adjusted for (i) $63.9 million of depreciation and amortization expense, (ii) $9.9 million of non-cash unit-based compensation expense, (iii) $17.2 million net decrease in the fair value of derivative assets, and (iv) a $65.5 million decrease to inventory, reflecting reduced inventory levels in the Merchant Services segment, which were partially offset by a $37.6 million decrease in accounts payable and a $27.3 million increase in accounts receivable.

Net cash provided by operating activities of $236.2 million for the three months ended March 31, 2018 primarily resulted from $117.1 million of net income, $64.1 million of depreciation and amortization expense and a $143.2 million decrease in inventory, reflecting the Merchant Services segment’s reduced inventory levels, partially offset by a $71.1 million decrease in accounts payable.

Future Operating Cash Flows. Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including demand for our services, the cost of commodities, the effectiveness of our strategy, legal, environmental and regulatory requirements and our ability to capture value associated with commodity price volatility.

Investing Activities

Net cash provided by investing activities of $871.5 million for the three months ended March 31, 2019 primarily related to $975.0 million proceeds from the sale of VTTI, as discussed in Note 3 - Acquisitions, Investments, and Disposition of the Notes to Unaudited Condensed Consolidated Financial Statements, partially offset by $103.4 million of capital expenditures and $13.1 million in contributions to our equity investment in connection with the funding of the on-going construction activities at STG Terminal joint venture.

Net cash used in investing activities of $89.1 million for the three months ended March 31, 2018 primarily resulted from $116.9 million of capital expenditures, partially offset by $19.2 million of distributions from equity method investments in excess of cumulative earnings.

Financing Activities

Net cash used in financing activities of $1,018.1 million for the three months ended March 31, 2019 primarily resulted from $115.9 million of cash distributions paid to our unitholders ($0.7500 per LP Unit), a $525.0 million principal repayment of our 5.500% notes and Term Loan, $370.4 million of net repayments under the Credit Facility, and a $3.6 million make-whole payment related to the early extinguishment of debt.

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

Capital Expenditures

We have capital expenditures, which we define as “maintenance capital expenditures,” in order to maintain and enhance the safety and integrity of our pipelines, terminals, storage and processing facilities and related assets, and “expansion and cost reduction capital expenditures” to expand the reach or capacity of those assets, to improve the efficiency of our operations and to pursue new business opportunities.  Capital expenditures were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Maintenance capital expenditures (1)	$23,351	$28,200
Expansion and cost reduction	80,052	88,716
Total capital expenditures (2)	$103,403	$116,916
____________________________

(1)
Includes maintenance capital expenditures of $0.3 million and $2.1 million related to the BBH facility and Yabucoa Terminal in Puerto Rico as a result of Hurricanes Matthew and Maria for the three months ended March 31, 2019 and 2018, respectively.

(2)
Amounts exclude the impact of changes in accruals for capital expenditures. On an accrual basis, capital expenditure additions to property, plant and equipment were $82.4 million and $118.9 million for the three months ended March 31, 2019 and 2018, respectively.

Total capital expenditures decreased for the three months ended March 31, 2019, as compared to the corresponding period in 2018, primarily due to completion of certain expansion and cost reduction capital projects. Our expansion and cost reduction capital expenditures were $80.1 million for the three months ended March 31, 2019, a decrease of $8.6 million, or 9.7%, from $88.7 million for the corresponding period in 2018. The period-over-period fluctuations in our expansion and cost reduction capital expenditures primarily reflect the completion of significant portions of certain large organic-growth capital projects, including the Michigan/Ohio Pipeline Expansion Project, New York Harbor Connectivity, Jacksonville Terminals, and Chicago Complex. Our maintenance capital expenditures were $23.4 million for the three months ended March 31, 2019, a decrease of $4.8 million, or 17.0%, from $28.2 million for the corresponding period in 2018, primarily driven by a temporary increase in maintenance capital during the first half of 2018 related to upgrades in station and terminal equipment, asset integrity work necessary to maintain operating capacity, and repairs to our Yabucoa facility as a result of Hurricane Matthew.

We have estimated our capital expenditures as follows for the year ending December 31, 2019 (in thousands):

	2019
	Low	High
Domestic Pipelines & Terminals:
Maintenance capital expenditures	$75,000	$85,000
Expansion and cost reduction	140,000	155,000
Total capital expenditures	$215,000	$240,000

Global Marine Terminals:
Maintenance capital expenditures	$35,000	$40,000
Expansion and cost reduction (1)	35,000	45,000
Total capital expenditures	$70,000	$85,000

Overall:
Maintenance capital expenditures	$110,000	$125,000
Expansion and cost reduction	175,000	200,000
Total capital expenditures	$285,000	$325,000
_________________________
(1)   Excludes our estimated capital contributions to unconsolidated joint ventures for expansion expenditures. In 2019, our capital contributions to STG Terminal joint venture are expected to fall within the range from $135.0 million to $145.0 million, depending on the timing of the construction of STG Terminal.

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

Off-Balance Sheet Arrangements

At March 31, 2019 and December 31, 2018, we had no off-balance sheet debt or arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no material changes in that information other than as discussed below.  Also, see Part I, Item 1, Financial Statements, Note 11 - Derivative Instruments and Hedging Activities in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion.

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

The following is a summary of changes in fair value of our commodity derivative instruments for the periods indicated (in thousands):

Commodity Instruments
Fair value of contracts outstanding at January 1, 2019	$17,699
Cash settlements during the period	19,017
Change in fair value attributable to new deals during the period	(904)
Change in fair value attributable to existing deals at January 1st	(35,175)
Fair value of contracts outstanding at March 31, 2019	$637

Commodity Price Risk

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical contracts accounted for at fair value.  In addition, the segment uses exchange-traded refined petroleum product futures and over-the-counter traded physical fixed-price derivative contracts to hedge expected future transactions related to certain forecasted purchases and sales of refined petroleum products. Finally, our Merchant Services segment enters into exchange-traded refined petroleum product futures contracts on behalf of our Domestic Pipelines & Terminals segment to manage the risk of market price volatility on pricing spreads between gasoline and butane inventory in connection with our butane blending activities managed by a third party. Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts, as well as observable market data from third-party pricing publications for refined petroleum product inventories and physical contracts accounted for at fair value designated in hedging relationships at March 31, 2019, the estimated fair value, excluding variation margins, would be as follows (in thousands):

Scenario	Resulting Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Asset	$115,640
Fair value assuming 10% increase in underlying commodity prices	Asset	$120,892
Fair value assuming 10% decrease in underlying commodity prices	Asset	$110,388

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

Our practice with respect to derivative transactions related to interest rate risk has been to have each transaction in connection with non-routine borrowings authorized by the Board of Directors of Buckeye GP (the “Board”). Our interest rate hedging policy permits us to enter into certain short-term interest rate swap agreements to manage our interest rate and cash flow risks associated with a credit facility. Currently, we have no outstanding interest rate swaps.

See Part I, Item 1, Financial Statements, Note 11 - Derivative Instruments and Hedging Activities in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion.

Foreign Currency Risk

Puerto Rico is a commonwealth territory under the U.S., and thus uses the U.S. dollar as its official currency.  BBH’s functional currency is the U.S. dollar and it is equivalent in value to the Bahamian dollar.  St. Lucia is a sovereign island country in the Caribbean and its official currency is the Eastern Caribbean dollar, which is pegged to the U.S. dollar and has remained fixed for many years.  The functional currency for our operations in St. Lucia is the U.S. dollar.  Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in “Other (expense) income” within our condensed consolidated statements of operations. The effects of foreign currency transactions were not considered to be material for the three months ended March 31, 2019 and 2018.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We did, however, implement certain changes to our internal control over financial reporting in connection with the implementation of the lease accounting standard and disclosure requirements of Accounting Standards Codification Topic 842. The changes primarily related to the design and implementation of controls related to the preparation and review of the new measurement and disclosure requirements of this new accounting standard.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, we are involved in various claims and legal proceedings, some of which are covered by insurance. We are generally unable to predict the timing or outcome of these claims and proceedings. For information on unresolved legal proceedings, see Part I, Item 1, Financial Statements, Note 4 - Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report, which is incorporated into this item by reference. In March 2019, Buckeye received a notice of probable violation from the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) totaling approximately $0.7 million in connection with PHMSA’s 2017 integrated inspection of our pipelines located primarily in the northeastern United States.  We are contesting certain of the violations and requesting a reduced penalty.

Item 1A.  Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth below in additional to the risk factors in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

The proposed Merger is subject to a number of conditions precedent that, if not satisfied or not satisfied in a timely manner, could delay or prevent the consummation of the proposed Merger.

The proposed Merger is subject to a number of conditions precedent, including, among others the following conditions:

•
The approval of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding LP Units entitled to vote on the proposal at a unitholders’ meeting duly called and held for such purpose;

•	There being no judgment or law enjoining or otherwise prohibiting the consummation of the Merger;

•	The expiration of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

•	Clearance of the Merger by the Committee on Foreign Investment in the United States; and

•	The receipt of antitrust and other regulatory approvals in certain other jurisdictions.

There can be no assurance that these regulatory approvals will be obtained and, if obtained, there can be no assurance as to the timing of any approvals. The consummation of the Merger is also subject to other customary conditions, the satisfaction of which is not within our control. Other events may also occur, which could delay or result in the failure to consummate the proposed Merger, including litigation relating to the proposed Merger or the failure of Parent to obtain the necessary debt financing provided for by the commitment letters received in connection with the proposed Merger.

If the proposed Merger is not consummated, the trading price of our LP Units and our future business and results of operations may be negatively affected.

If the proposed Merger is not consummated for any reason, we may be adversely affected and would be subject to a number of risks, including the following:

•	We may experience negative reactions from the financial markets, including negative impacts on our unit price.

•	We may experience negative reactions from our unitholders, employees, customers and other business partners.

•
We would remain liable for significant transaction costs incurred in connection with the proposed Merger, and the focus of our management would have been diverted from pursuing other potential strategic opportunities, in each case without realizing any benefits of the proposed Merger.

For these and other reasons, not consummating the proposed Merger could adversely affect our financial condition and results of operations. Further, disruptions to our business resulting from the announcement and pendency of the proposed Merger, including any adverse changes in our relationships with our customers and employees or recruiting and retention efforts, could occur in the event of a failed Merger.

While the proposed Merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.

Whether or not the proposed Merger is consummated, the proposed Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results, including through the diversion of management’s attention or as a result of employee uncertainty about the effect of the pending Merger. Furthermore, we cannot predict how our customers and other business partners will view or react to the proposed Merger. If we are unable to reassure our customers and other business partners to continue transacting business with us, our financial condition and results of operations may be adversely affected.

In addition, the Merger Agreement generally requires us to operate in the ordinary course of business consistent with past practice pending consummation of the proposed Merger. The Merger Agreement also restricts us from taking certain actions with respect to our business without Parent’s consent. Such restrictions will be in place until either the proposed Merger is consummated or the Merger Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities, if any, that arise prior to the consummation of the proposed Merger. For these and other reasons, the pendency of the Merger could adversely affect our business and results of operations.

Our directors and executive officers have interests in the Merger different from the interests of other unitholders.

Our directors and executive officers are parties to agreements and participants in compensation and benefit plans and arrangements, including our equity compensation plans, that give such directors and executive officers interests in the proposed Merger that may be different from, or in addition to, the interests of other unitholders. Such interests and other differing interests of the directors and executive officers will be described in the proxy statement when it becomes available. Buckeye unitholders should consider these interests when voting on the proposed Merger.

The Merger Agreement contains provisions that may discourage other companies from trying to acquire Buckeye.

The Merger Agreement contains provisions that may discourage a third party from submitting a takeover proposal to Buckeye that might result in greater value to our unitholders than the proposed Merger. These provisions include a general prohibition on soliciting or, subject to certain exceptions, providing non-public information to or engaging in discussions or negotiations with any third party regarding any alternative takeover proposals. In addition, upon termination of the Merger Agreement in certain circumstances, including our entry into an alternative acquisition agreement, we may be required to pay Parent a termination fee of $130.0 million.

Unitholder litigation could prevent or delay the closing of the proposed Merger or otherwise negatively impact our business and operations.

We may incur additional costs in connection with the defense or settlement of any unitholder litigation that may arise in connection with the proposed Merger. Such litigation may adversely affect our ability to complete the proposed Merger. Such litigation could also be time-consuming and expensive and may divert management’s attention and have an adverse effect on our financial condition and results of operations.

If the proposed Merger is consummated, our current unitholders will not participate in any future increase in our value.

Our unitholders will be prevented from participating in our potential future earnings and growth or benefit from any potential future increase in our value following the proposed Merger.

Item 6.  Exhibits

(a)         Exhibits

2.1
Agreement and Plan of Merger, dated as of May 10, 2019, by and among Hercules Holdings LLC, Hercules Merger Sub LLC, Buckeye Partners, L.P., Buckeye Pipe Line Services Company and Buckeye GP LLC (Incorporated by reference to Exhibit 2.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on May 10, 2019).

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

		By:	BUCKEYE PARTNERS, L.P.
(Registrant)

		By:	Buckeye GP LLC,
as General Partner

Date:	May 10, 2019	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)