Form 10-Q
period 2019-06-30
BUCKEYE PARTNERS, L.P.
filed 2019-08-01
CIK 805022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
OR
☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Limited partner units outstanding as of July 26, 2019: 153,921,387.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Product sales	$420,573	$556,850	$1,083,569	$1,349,037
Transportation, storage and other services	371,129	383,989	737,105	774,907
Total revenue	791,702	940,839	1,820,674	2,123,944

Costs and expenses:
Cost of product sales	416,397	552,399	1,071,504	1,337,726
Operating expenses	156,554	156,505	309,452	311,373
Depreciation and amortization	65,859	66,569	129,743	130,707
General and administrative	18,306	21,792	39,956	45,081
Other, net	(3,007)	(2,123)	(1,794)	(16,153)
Total costs and expenses	654,109	795,142	1,548,861	1,808,734
Operating income	137,593	145,697	271,813	315,210

Other (expense) income:
Earnings from equity investments	2,871	8,265	6,216	15,754
Interest and debt expense	(49,574)	(59,566)	(101,742)	(118,671)
Other expense, net	(78)	(297)	(3,917)	(612)
Total other expense, net	(46,781)	(51,598)	(99,443)	(103,529)

Income before taxes	90,812	94,099	172,370	211,681
Income tax expense	(297)	(782)	(595)	(1,272)
Net income	90,515	93,317	171,775	210,409
Less: Net income attributable to noncontrolling interests	(496)	(1,413)	(994)	(6,132)
Net income attributable to Buckeye Partners, L.P.	$90,019	$91,904	$170,781	$204,277

Earnings per unit attributable to Buckeye Partners, L.P.:
Basic	$0.58	$0.59	$1.10	$1.34
Diluted	$0.58	$0.59	$1.09	$1.33

Weighted average units outstanding:
Basic	153,918	153,258	153,882	151,093
Diluted	154,742	153,989	154,639	151,770

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$90,515	$93,317	$171,775	$210,409
Other comprehensive income (loss):
Unrealized (losses) gains on derivative instruments, net	(823)	8,936	(722)	23,074
Reclassification of derivative losses to net income, net	2,296	2,295	4,592	4,632
Changes in benefit plan assets and benefit obligations	(66)	(18)	(821)	—
Other comprehensive loss from equity method investments	—	(21,720)	—	(7,757)
Total other comprehensive income (loss)	1,407	(10,507)	3,049	19,949
Comprehensive income	91,922	82,810	174,824	230,358
Less: Comprehensive income attributable to noncontrolling interests	(496)	(1,413)	(994)	(6,132)
Comprehensive income attributable to Buckeye Partners, L.P.	$91,426	$81,397	$173,830	$224,226

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$6,291	$1,830
Accounts receivable, net	217,430	219,751
Construction and pipeline relocation receivables	13,339	14,259
Inventories	130,737	210,884
Derivative assets	2,756	18,019
Prepaid and other current assets	65,165	58,894
Total current assets	435,718	523,637

Property, plant and equipment	8,421,105	8,258,694
Less: Accumulated depreciation	(1,438,994)	(1,343,898)
Property, plant and equipment, net	6,982,111	6,914,796
Equity investments	169,400	1,111,793
Goodwill	470,875	470,875
Intangible assets	610,900	610,900
Less: Accumulated amortization	(349,797)	(317,589)
Intangible assets, net	261,103	293,311
Other non-current assets	171,951	41,138
Total assets	$8,491,158	$9,355,550

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$109,820	$177,727
Current portion of long-term debt	—	525,000
Accounts payable	99,270	147,525
Derivative liabilities	824	1,320
Accrued and other current liabilities	268,866	276,193
Total current liabilities	478,780	1,127,765

Long-term debt	3,730,161	4,011,715
Other non-current liabilities	197,596	84,900
Total liabilities	4,406,537	5,224,380

Commitments and contingent liabilities (Note 4 - Commitments and Contingencies)

Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (153,921,257 and 153,755,031 units outstanding as of June 30, 2019 and December 31, 2018, respectively)	4,110,729	4,160,143
Accumulated other comprehensive loss	(37,012)	(40,061)
Total Buckeye Partners, L.P. capital	4,073,717	4,120,082
Noncontrolling interests	10,904	11,088
Total partners’ capital	4,084,621	4,131,170
Total liabilities and partners’ capital	$8,491,158	$9,355,550

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$171,775	$210,409
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	129,743	130,707
Amortization of debt issuance costs, discounts and terminated interest rate swaps	7,588	7,828
Non-cash unit-based compensation expense	15,681	16,772
Gain on asset impairments, disposals and recoveries, net	596	(15,655)
Changes in fair value of derivatives, net	14,927	190
Earnings from equity investments	(6,216)	(15,754)
Distributions of earnings from equity investments	5,075	15,613
Other non-cash items	2,980	1,785
Change in assets and liabilities, net of amounts related to acquisitions:
Accounts receivable, net	4,103	49,409
Construction and pipeline relocation receivables	920	(482)
Inventories	79,782	145,516
Prepaid and other current assets	(16,271)	(29,275)
Accounts payable	(42,792)	(79,125)
Accrued and other current liabilities	(13,091)	(24,036)
Other non-current assets and liabilities	(5,199)	17,239
Net cash provided by operating activities	349,601	431,141
Cash flows from investing activities:
Capital expenditures	(191,166)	(250,035)
Proceeds from sale of VTTI and DPTS asset package	985,000	—
Contribution to equity investment	(38,196)	(28,361)
Distributions from equity investments in excess of earnings	6,583	32,928
Acquisition of business, net of cash acquired	—	883
Proceeds from property disposals and recoveries	9,336	9,388
Net cash provided by (used in) investing activities	771,557	(235,197)
Cash flows from financing activities:
Net proceeds from issuance of Units and exercise of Unit options	—	262,042
Payment of tax withholding on vesting of LTIP awards	(2,310)	(6,728)
Proceeds from issuance of long-term debt, net of issuance costs	—	394,936
Loss on early extinguishment of debt	(3,647)	—
Repayment of long-term debt	(525,000)	(300,000)
Borrowings under the BPL Credit Facility	404,515	1,294,180
Repayments under the BPL Credit Facility	(688,662)	(1,172,340)
Net repayments under the BMSC Credit Facility	(67,910)	(81,198)
Acquisition of noncontrolling interest	—	(210,000)
Contributions from noncontrolling interests	—	7,400
Distributions paid to noncontrolling interests	(1,905)	(12,602)
Distributions to LP unitholders	(231,778)	(372,157)
Net cash used in financing activities	(1,116,697)	(196,467)
Net increase (decrease) in cash and cash equivalents	4,461	(523)
Cash and cash equivalents — Beginning of period	1,830	2,180
Cash and cash equivalents — End of period	$6,291	$1,657

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	Limited Partners	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Partners’ capital - April 1, 2019	$4,131,798	$(38,419)	$11,017	$4,104,396
Net income	90,019	—	496	90,515
Distributions paid to unitholders ($0.75 per unit)	(116,275)	—	349	(115,926)
Amortization of unit-based compensation awards	5,769	—	—	5,769
Payment of tax withholding on vesting of LTIP awards	(65)	—	—	(65)
Distributions paid to noncontrolling interest	—	—	(958)	(958)
Accrual for distribution equivalent rights	(517)	—	—	(517)
Other comprehensive income	—	1,407	—	1,407
Partners’ capital - June 30, 2019	$4,110,729	$(37,012)	$10,904	$4,084,621

Partners’ capital - January 1, 2019	$4,160,143	$(40,061)	$11,088	$4,131,170
Net income	170,781	—	994	171,775
Distributions paid to unitholders ($1.50 per unit)	(232,505)	—	727	(231,778)
Amortization of unit-based compensation awards	15,681	—	—	15,681
Payment of tax withholding on vesting of LTIP awards	(2,310)	—	—	(2,310)
Distributions paid to noncontrolling interest	—	—	(1,905)	(1,905)
Accrual for distribution equivalent rights	(1,058)	—	—	(1,058)
Other	(3)	—	—	(3)
Other comprehensive income	—	3,049	—	3,049
Partners’ capital - June 30, 2019	$4,110,729	$(37,012)	$10,904	$4,084,621

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	Limited Partners	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Partners’ capital - April 1, 2018	$4,750,661	$59,087	$279,440	$5,089,188
Net income	91,904	—	1,413	93,317
Acquisition of noncontrolling interest	57,006	—	(267,006)	(210,000)
Distributions paid to unitholders ($1.2625 per unit)	(186,765)	—	677	(186,088)
Net proceeds from issuance of Units	20	—	—	20
Amortization of unit-based compensation awards	8,008	—	—	8,008
Payment of tax withholding on vesting of LTIP awards	(132)	—	—	(132)
Distributions paid to noncontrolling interests	—	—	(6,275)	(6,275)
Contributions from noncontrolling interests	—	—	3,000	3,000
Other comprehensive (loss) income	—	(10,507)	—	(10,507)
Accrual of distribution equivalent rights	(898)	—	—	(898)
Other	(44)	—	—	(44)
Partners’ capital - June 30, 2018	$4,719,760	$48,580	$11,249	$4,779,589

Partners’ capital - January 1, 2018	$4,562,306	$28,631	$277,385	$4,868,322
Net income	204,277	—	6,132	210,409
Acquisition of noncontrolling interest	57,006	—	(267,006)	(210,000)
Distributions paid to unitholders ($2.5250 per unit)	(373,529)	—	1,372	(372,157)
Net proceeds from issuance of Units	262,086	—	—	262,086
Amortization of unit-based compensation awards	16,772	—	—	16,772
Payment of tax withholding on vesting of LTIP awards	(6,728)	—	—	(6,728)
Distributions paid to noncontrolling interests	—	—	(14,034)	(14,034)
Contributions from noncontrolling interests	—	—	7,400	7,400
Accrual of distribution equivalent rights	(2,386)	—	—	(2,386)
Other comprehensive income	—	19,949	—	19,949
Other	(44)	—	—	(44)
Partners’ capital - June 30, 2018	$4,719,760	$48,580	$11,249	$4,779,589

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

Merger Agreement

On May 10, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hercules Intermediate Holdings LLC, a Delaware limited liability company and an affiliate of IFM Global Infrastructure Fund (“Parent”), Hercules Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Parent (“Merger Sub”), Buckeye Pipe Line Services Company, a Pennsylvania corporation (“ServiceCo”), and Buckeye GP. The Merger Agreement, which has been unanimously approved by the board of directors of Buckeye GP (the “Board”) on our behalf, provides for the merger of Merger Sub with and into Buckeye (the “Merger”), with Buckeye surviving the Merger as a wholly owned subsidiary of Parent. After the Merger, Buckeye’s LP Units will cease to be publicly traded.

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

Completion of the Merger is subject to customary closing conditions, including unitholder and certain regulatory approvals. On July 31, 2019, the Merger Agreement and the transactions contemplated thereby were approved by the affirmative vote of the holders of a majority of the outstanding LP Units entitled to vote thereon. We expect the Merger to close during the fourth quarter of 2019.

For more information regarding the Merger and the Merger Agreement, please see our Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on May 10, 2019 and our Schedule 14A filed with the SEC on June 25, 2019, as supplemented by the Form 8-K we filed with the SEC on July 22, 2019.

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

Recently Adopted Accounting Standards

Derivatives and Hedging. Effective January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2017-12, which amends and simplifies the existing standard in order to improve the financial reporting of hedging relationships to better align risk management activities in financial statements and make targeted improvements to simplify the application of the current standard related to the assessment of hedge effectiveness. In October 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-16, which includes the Overnight Index Swap Rate based on Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. The adoption of this standard did not have a material impact on our unaudited condensed consolidated financial statements and disclosures.

Leases. Effective January 1, 2019, we adopted ASC Topic 842, Leases (“ASC 842”), applying the modified retrospective transition method. We applied the transition provision for ASC 842 at our adoption date instead of at the earliest comparative period presented in our financial statements and, therefore, we recognized and measured leases existing at January 1, 2019, but without retrospective application. ASC 842 requires lessees to recognize a right-of-use (“ROU”) lease asset and a lease liability on the balance sheet for leases with lease terms greater than twelve months. ASC 842 also requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The most significant impact was the recognition of ROU lease assets and lease liabilities for operating leases on our unaudited condensed consolidated balance sheet along with certain incremental disclosures. No impact was recorded to the income statement or beginning retained earnings upon our adoption of ASC 842. See Note 9 - Leases for further discussion.

Improvements to Nonemployee Share-Based Payment Accounting. Effective January 1, 2019, we adopted ASU 2018-07, which conformed the current nonemployee share-based accounting with employee share-based accounting. The adoption of this standard did not have a material impact on our unaudited condensed consolidated financial statements and disclosures.

Recent Accounting Standards Not Yet Adopted

Codification Improvements. In April 2019, the FASB issued ASU 2019-04, which clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments (addressed by ASUs 2016-13, 2017-12, and 2016-01, respectively). The amendments clarify the scope of the credit losses standard (ASU 2016-13) and address issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments. The amendments on recognizing and measuring financial instruments (ASU 2016-01), address the scope of the guidance, the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates. The amendments to the credit losses and hedging standards have the same effective dates as those standards, unless an entity has already adopted the standards. The amendments to the recognition and measurement guidance are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We adopted the amendments related to hedging and financial instruments effective June 30, 2019, which did not have an impact on our unaudited condensed consolidated financial statements. We expect to adopt the amendments related to credit losses concurrently with the adoption of ASU 2016-13.

Collaborative Arrangements. In November 2018, the FASB issued ASU 2018-18, which clarifies whether certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The new standard also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The standard should be applied retrospectively to the date of initial application of ASC 606. We expect to adopt this standard effective January 1, 2020 and are currently evaluating the impact that it will have on our consolidated financial statements and disclosures.

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

Measurement of Credit Losses on Financial Instruments.  In June 2016, the FASB issued ASU 2016-13, which replaces the current incurred loss impairment method with a method that reflects expected credit losses on financial instruments. In November 2018, the FASB issued update ASU 2018-19 that clarifies the scope of the standard in the amendments in ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, which provides entities with an option to irrevocably elect the fair value option for certain financial instruments. The new standard is effective as of January 1, 2020, and early adoption is permitted as of January 1, 2019. We expect to adopt this standard effective January 1, 2020 and are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements and disclosures.

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

Contract Balances

At June 30, 2019 and December 31, 2018, receivables from contracts with customers was $204.2 million and $199.3 million, respectively. The following table presents the activity in our contract assets and contract liabilities (in thousands):

	Six Months Ended June 30,
	2019	2018
Contract Assets:
Balance as of January 1	$16,989	$13,999
Additions	17,133	25,633
Transfers to accounts receivable	(16,890)	(13,751)
Balance as of June 30	$17,232	$25,881
Contract Liabilities:
Balance as of January 1	$(26,999)	$(15,778)
Additions	(18,654)	(18,184)
Transfers to revenues(1)	12,403	6,586
Balance as of June 30	$(33,250)	$(27,376)

(1) For the three months ended June 30, 2019 and 2018, $0.8 million and $1.0 million, respectively, related to contract liabilities were transferred to revenue.

Contract assets and liabilities are included in Prepaid and other current assets and Other non-current liabilities, respectively, with the current portion of contract liabilities included in Accrued and other current liabilities, on our unaudited condensed consolidated balance sheets.

The following table includes estimated revenue associated with contractual commitments in place related to future performance obligations as of the end of the reporting period, which are expected to be recognized in revenue in the specified periods (in thousands):

	Revenue from Contracts with Customers	Revenue from Leases	Total
Remainder of 2019	$197,741	$114,522	$312,263
2020	240,599	233,800	474,399
2021	152,116	206,213	358,329
2022	73,399	141,156	214,555
2023	67,108	27,153	94,261
Thereafter	304,739	24,283	329,022
Total	$1,035,702	$747,127	$1,782,829

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

Lessor

We account for certain customer contracts for tolling, storage, and pipeline transportation services as leases in which we are the lessor. Accordingly, such revenues are presented separately in the revenue disaggregation tables in Note 17 - Business Segments.

As of June 30, 2019, assets recorded under revenue operating leases were $241.2 million and accumulated depreciation associated with operating leases was $31.7 million. Depreciation expense was $0.9 million for both of the three months ended June 30, 2019 and 2018 and $1.8 million for both of the six months ended June 30, 2019 and 2018. These assets primarily consist of our pipelines and terminals, docks and processing facilities.

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

3. ACQUISITIONS, INVESTMENTS AND DISPOSITIONS

2019 Transaction

VTTI Divestiture

In January 2019, we completed the sale of our 50% equity interest in VTTI B.V. (“VTTI”) for approximately $975.0 million, excluding transaction costs of approximately $4.0 million incurred in 2019.

2018 Transactions

Domestic Asset Divestiture

On December 17, 2018, we sold certain domestic pipeline and terminal assets, which included (i) our jet fuel pipeline from Port Everglades, Florida to Ft. Lauderdale-Hollywood International Airport and Miami International Airport; (ii) our pipelines and terminal facilities serving Reno-Tahoe International Airport, San Diego International Airport, and the Federal Express Corporation terminal at the Memphis International Airport; and (iii) our refined petroleum product terminals in Sacramento, California and Stockton, California. The final payment of $10.0 million was received in June 2019.

South Texas Transactions

In April 2018, as part of our strategy to serve the volume growth in crude oil and related products from the Permian Basin, we expanded our marine terminal presence in Corpus Christi, Texas, through the following transactions: (i) acquired our business partner’s 20% interest in our Buckeye Texas consolidated subsidiary for $210 million, which was accounted for as an equity transaction, representing the acquisition of a non-controlling interest, and (ii) formed a joint venture with Phillips 66 Partners LP (“Phillips 66 Partners”) and Gray Oak Gateway Holdings (“Marathon”), a subsidiary of Marathon Petroleum Corporation, to develop a new deep-water, open-access marine terminal in Ingleside, Texas at the mouth of Corpus Christi Bay (“STG Terminal”).

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

STG Terminal is expected to commence and ramp up operations by mid-2020 and is supported by long-term minimum volume throughput commitments and storage contracts from credit-worthy customers, including our joint-venture partners. We own a 50% interest in STG Terminal, and Phillips 66 Partners and Marathon each own a 25% interest. To date, our net investment is $72.5 million, including $31.8 million of net contributions during the six months ended June 30, 2019. We account for our interest in STG Terminal, which is included in our Global Marine Terminals segment, using the equity method of accounting.

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

Unitholder Litigation

On June 13, 2019, a purported unitholder of Buckeye filed a complaint in a putative class action in the United States District Court for the Southern District of Texas, Houston Division, captioned Harry Curtis, individually and on behalf of all others similarly situated, v. Buckeye Partners, L.P., et al., Case No. 4:19-cv-2147 (the “Curtis Action”). On June 18, 2019, a purported unitholder of Buckeye filed a complaint in a putative class action in the United States District Court for the District of Delaware, captioned Michael Kent, individually and on behalf of all others similarly situated, v. Buckeye Partners, L.P., et al., Case No. 1:19-cv-01128 (the “Kent Action”). On June 19, 2019, a purported unitholder of Buckeye filed a complaint in the United States District Court for the Southern District of New York, captioned John Greer v. Buckeye Partners, L.P., et al., Case No. 1:19-cv-05741 (the “Greer Action”). On June 20, 2019, a purported unitholder of Buckeye filed a complaint in the United States District Court for the Southern District of New York, captioned Anthony Luers v. Buckeye Partners, L.P., et al., Case No. 1:19-cv-05767 (the “Luers Action”). On June 26, 2019, a purported unitholder of Buckeye filed a complaint in the United States District Court for the District of Delaware, captioned Michael Weston, individually and on behalf of all others similarly situated, v. Buckeye Partners, L.P., et al., Case No. 1:19-cv-01208 (the “Weston Action”). On June 26, 2019, a purported unitholder of Buckeye filed a complaint in the United States District Court for the Southern District of New York, captioned Heather McManus, individually and on behalf of all others similarly situated, v. Buckeye Partners, L.P., et al., Case No. 1:19-cv-06000 (the “McManus Action”). On June 28, 2019, a purported unitholder of Buckeye filed a complaint in the United States District Court for the Southern District of New York, captioned John Ingalls, individually and on behalf of all others similarly situated, v. Buckeye Partners, L.P., et al., Case No. 1:19-cv-06098 (the “Ingalls Action”). On June 28, 2019, a purported unitholder of Buckeye filed a complaint in the United States District Court for the District of Delaware, captioned Michael Riss, on behalf of himself and all others similarly situated, v. Buckeye Partners, L.P., et al., Case No. 1:19-cv-01241 (the “Riss Action” and, together with the Curtis Action, the Kent Action, the Greer Action, the Luers Action, the Weston Action, the McManus Action and the Ingalls Action, the “Federal Merger Litigation”). On June 28, 2019, Buckeye also received a joint demand letter from the plaintiffs of each of the Curtis Action, the Kent Action and the Greer Action reiterating the claims contained in each of those actions. On July 18, 2019, the Greer Action, the Luers Action, the McManus Action and the Ingalls Action were transferred to the United States District Court for Southern District of Texas, Houston. These cases are now docketed as Case No. 4:19-cv-02648, 4:19-cv-02647, 4:19-cv-02644 and 4:19-cv-02645, respectively.

The Curtis Action alleges, among other things, that in pursuing the Merger, the Board breached its express and implied contractual duties pursuant to Buckeye’s limited partnership agreement and its fiduciary duties to Buckeye’s unitholders in agreeing to enter into the Merger Agreement by means of an allegedly unfair process and for an allegedly unfair price. The Curtis Action, the Kent Action, the Greer Action, the Luers Action, the Weston Action and the McManus Action each further alleges that (i) Buckeye’s preliminary proxy statement, filed with the SEC on June 7, 2019 (the “Preliminary Proxy Statement”), omits material information with respect to the Merger, rendering it false and misleading and, as a result, that Buckeye and the members of the Board violated Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, and (ii) the members of the Board, as alleged control persons of Buckeye, violated Section 20(a) of the Exchange Act in connection with the filing of the allegedly materially deficient Preliminary Proxy Statement.

The Ingalls Action and the Riss Action each alleges that (i) Buckeye’s definitive proxy statement, filed with the SEC on June 25, 2019 (the “Proxy Statement”), omits material information with respect to the Merger, rendering it false and misleading and, as a result, that Buckeye and the members of the Board violated Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, and (ii) the members of the Board, as alleged control persons of Buckeye, violated Section 20(a) of the Exchange Act in connection with the filing of the allegedly materially deficient Proxy Statement.

The Curtis Action seeks, among other things, to enjoin the Merger, the disclosure of all material information concerning the Merger, an order rescinding the consummation of the Merger or an award of rescissory damages (in the event the Merger is consummated), an award of damages and an award of attorneys’ and experts’ fees and expenses.

The Kent Action and the Greer Action each seeks, among other things, to enjoin the Merger, an order rescinding the consummation of the Merger or an award of rescissory damages (in the event the Merger is consummated), an order directing that the Board disseminate a proxy statement that does not contain any untrue statements of material fact and that states all material facts required or necessary to make the statements contained therein not misleading, a declaration that the defendants violated Sections 14(a) and/or 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder, and an award of attorneys’ and experts’ fees and expenses.

The Luers Action and the Ingalls Action each seeks, among other things, to enjoin the Merger until disclosure of the allegedly omitted material information identified in the Luers Action and the Ingalls Action, respectively, is provided, an order rescinding the Merger Agreement or any of the terms thereof or an award of rescissory damages (in the event the Merger is consummated), an award of damages and an award of attorneys’ and experts’ fees and expenses.

The Weston Action seeks, among other things, to enjoin the unitholder vote on the Merger or the consummation of the Merger until disclosure of the allegedly omitted material information identified in the Weston Action is provided, an order directing defendants to account for all damages sustained, an award of damages and an award of attorneys’ and experts’ fees and expenses.

The McManus Action seeks, among other things, to enjoin the consummation of the Merger, an order directing that the Board disseminate an amendment to the Preliminary Proxy Statement that does not contain any untrue statements of material fact and that states all material facts required or necessary to make the statements contained therein not misleading, an order directing defendants to account for all damages sustained and an award of attorneys’ and experts’ fees and expenses.

The Riss Action seeks, among other things, to enjoin the Merger until disclosure of the allegedly omitted material information identified in the Riss Action is provided, an order rescinding the Merger Agreement or any of the terms thereof or an award of rescissory damages (in the event the Merger is consummated), a declaration that the defendants violated Sections 14(a) and/or 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder, and an award of attorneys’ and experts’ fees and expenses.

Buckeye believes that each of the Federal Merger Litigation is without merit and no supplemental disclosure is required under applicable law. However, in order to avoid the risk of the Federal Merger Litigation delaying or adversely affecting the Merger and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, on July 22, 2019, Buckeye filed with the SEC a Current Report on Form 8-K and a Schedule 14A supplementing certain of the allegedly misleading proxy statement disclosures identified in the Federal Merger Litigation. Each plaintiff agreed that the disclosure contained in the Current Report on Form 8-K and Schedule 14A mooted his or her disclosure claims.

It is possible that additional, similar complaints may be filed or the complaints described above may be amended. If this occurs, Buckeye does not intend to announce the filing of each additional, similar complaint or any amended complaint.

On June 14, 2019, Buckeye also received a demand letter from Walter E. Ryan Jr. (“Mr. Ryan”), a purported unitholder of Buckeye, requesting access to certain books and records of Buckeye to investigate possible mismanagement and/or breaches of fiduciary duty by the Board in connection with the Merger (the “Ryan Demand Letter”). On June 21, 2019, Buckeye responded to the Ryan Demand Letter denying the requests and allegations contained therein. On July 2, 2019, Buckeye received a revised demand letter from Mr. Ryan, which reiterated the demands contained in the Ryan Demand Letter (the “Revised Ryan Demand Letter”). On July 10, 2019, Buckeye responded to the Revised Ryan Demand Letter again denying the requests and allegations contained therein.

Environmental Contingencies

At June 30, 2019 and December 31, 2018, we had $35.5 million and $39.0 million, respectively, of environmental remediation liabilities.  Costs ultimately incurred may be in excess of our estimates, which may have a material impact on our financial condition, results of operations or cash flows.  At June 30, 2019 and December 31, 2018, we had $3.9 million and $4.2 million, respectively, of receivables related to these environmental remediation liabilities covered by insurance or third-party claims.

5. INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Liquid petroleum products (1)	$105,724	$186,683
Materials and supplies	25,013	24,201
Total inventories	$130,737	$210,884

(1)	Ending inventory was 54.9 million and 114.7 million gallons of liquid petroleum products at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019 and December 31, 2018, approximately 96% and 94% of our liquid petroleum products inventory volumes were designated in a fair value hedge relationship, respectively.  Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory reflected in our unaudited condensed consolidated statements of operations.

6.  OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consist of the following at the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Long-term lease liabilities (see Note 9)	$120,545	$—
Accrued employee benefit liabilities	27,682	28,246
Accrued environmental remediation liabilities	24,820	27,358
Deferred consideration	11,805	20,232
Asset retirement obligations	4,337	4,349
Other	8,407	4,715
Total other non-current liabilities	$197,596	$84,900

7. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Prepaid insurance	$17,863	$6,622
Margin deposits	5,093	8,684
Contract assets	17,232	16,989
Prepaid taxes	8,916	5,311
Other	16,061	21,288
Total prepaid and other current assets	$65,165	$58,894

8. EQUITY INVESTMENTS

The following table presents earnings (losses) from equity investments for the periods indicated (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Segment	2019	2018	2019	2018
VTTI B.V. (1)	Global Marine Terminals	$—	$4,882	$—	$9,272
West Shore Pipe Line Company	Domestic Pipelines & Terminals	2,469	2,466	5,085	4,792
Muskegon Pipeline LLC	Domestic Pipelines & Terminals	(23)	431	461	756
Transport4, LLC	Domestic Pipelines & Terminals	222	221	489	450
South Portland Terminal LLC	Domestic Pipelines & Terminals	486	441	764	660
South Texas Gateway Terminal LLC (2)	Global Marine Terminals	(283)	(176)	(583)	(176)
Total earnings from equity investments		$2,871	$8,265	$6,216	$15,754

(1)	In January 2019, we completed the sale of our 50% equity interest in VTTI. See Note 3 - Acquisitions, Investments and Dispositions for further discussion.

(2)	In April 2018, we formed the STG Terminal joint venture. See Note 3 - Acquisitions, Investments and Disposition for further discussion.

Summarized combined income statement data for our equity method investments is as follows for the periods indicated (amounts represent 100% of investee income statement data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
INCOME STATEMENT DATA:
Revenue	$24,467	$145,622	$47,756	$290,690
Operating income	13,361	40,027	26,473	89,809
Net income	10,313	26,382	20,443	51,132
Net income attributable to investee	10,313	25,170	20,443	48,129

9. LEASES

Lessee

We have entered into certain agreements to use property, plant and equipment, including office space, equipment and land, which qualify as leases. ROU lease assets and liabilities associated with leases with an initial term of twelve months or less are not recorded on the balance sheet. Operating leases are included in Other non-current assets and Other non-current liabilities on our unaudited condensed consolidated balance sheet as of June 30, 2019, with the current portion of such liabilities being included in Accrued and other current liabilities. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the expected term of the lease at the commencement date including, as applicable, renewal periods when we have the option to extend and it is reasonably certain we will do so. As most of our leases do not provide an explicit interest rate, we use an applicable implicit incremental borrowing rate, based on the information available at the commencement date, in determining the present value of future payments. We give consideration to our borrowing rates based on our credit rating as well as secured and unsecured debt instruments with similar characteristics when calculating our incremental borrowing rates. We do not currently have any material financing leases. The operating lease ROU asset also includes lease payments made as of the commencement date and excludes lease incentives and initial direct costs. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. At this time, our lease population does not have either variable lease payments or residual value guarantees that would materially impact the ROU asset and liability valuation. Additionally, we do not have any sublease arrangements or lease transactions with related parties.

We have lessee agreements with lease and non-lease components, which are generally accounted for separately. For certain leases, we account for the lease and non-lease components as a single lease component based on the election of the practical expedient to not separate lease components from non-lease components related to the following classes of assets: (i) buildings and leasehold improvements; (ii) jetties, subsea pipeline and docks; (iii) pipelines and terminals; and (iv) vehicle, equipment and office furnishings. ASC 842 permits the lessee to account for its leases at a portfolio level provided that the resulting accounting would not differ materially from accounting at the individual lease level. We have applied the portfolio approach to certain equipment-type and vehicle leases in accounting for the operating lease ROU assets and liabilities. We also elected the package of practical expedients available upon adoption, including: (i) not to reassess whether any expired or existing contracts contain leases and lease classification for such leases, as well as initial direct costs for any existing leases; (ii) not to apply the provisions of ASU 2016-02 to land easements that existed or expired before adoption and that were not previously accounted for as leases under the previous lease standard in ASC Topic 840, Leases; (iii) to use hindsight in determining the lease term and in assessing impairment of our ROU lease assets; and (iv) not to apply provisions of ASU 2016-02 to short-term leases.

The operating lease costs for the three months ended June 30, 2019 and 2018 were $8.0 million and $8.1 million, respectively, including $1.2 million and $2.3 million of short-term operating lease costs for the respective periods. The operating lease costs for the six months ended June 30, 2019 and 2018 were $16.4 million and $16.2 million, respectively, including $3.5 million and $5.2 million of short-term operating lease costs for the respective periods.

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

Lease Activity	Balance Sheet Location	June 30, 2019
Operating lease right-of-use assets	Other non-current assets	$145,402

Current portion of operating lease liabilities	Accrued and other current liabilities	30,440
Operating lease liabilities	Other non-current liabilities	120,545
Total operating lease liabilities		$150,985

Weighted average remaining lease term		16.2 years

Weighted average discount rate		5.72%

The following table presents minimum lease payment obligations under noncancelable leases for our operating leases with terms in excess of one year as of June 30, 2019 (in thousands):

Total
Remainder of 2019	$18,500
2020	23,035
2021	19,314
2022	18,549
2023	18,541
Thereafter	140,426
Total	238,365
Less: Effect of discounting to net present value	(87,380)
Total operating lease liabilities	$150,985

Disclosures Related to Periods Prior to Adoption of ASC 842

The following table presents minimum lease payment obligations under our operating leases with terms in excess of one year for the years ending December 31st (in thousands):

Total
2019	$29,050
2020	26,255
2021	22,215
2022	21,378
2023	21,126
Thereafter	138,466
Total	$258,490

See Note 18 - Supplemental Cash Flow for discussion related to supplemental cash flow information related to leases.

10. OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following at the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Right of use lease assets (see Note 9)	$145,402	$—
Debt issuance costs	1,813	2,216
Insurance receivables related to environmental remediation reserves	1,632	2,057
Derivative assets	129	1,003
Other	22,975	35,862
Total other non-current assets	$171,951	$41,138

11. LONG-TERM DEBT

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

As a result of the 2019 retirements, we incurred a $4.0 million loss on early extinguishment of debt, consisting of a $3.6 million make-whole payment related to the 5.500% notes and unamortized financing costs of $0.4 million included in Other expense, net, on our unaudited condensed consolidated statements of operations.

Notes Offerings

In January 2018, we issued $400.0 million of junior subordinated notes (“Junior Notes”) maturing on January 22, 2078, which are redeemable at Buckeye’s option, in whole or in part, on or after January 22, 2023. The Junior Notes bear interest at a fixed rate of 6.375% per year up to, but not including, January 22, 2023. From January 22, 2023, the Junior Notes will bear interest at a floating rate based on the Three-Month London Interbank Offered Rate (“LIBOR”) plus 4.02%, reset quarterly. Total proceeds from this offering, after underwriting fees, expenses, and debt issuance costs, were $394.9 million. We used the net proceeds from this offering to reduce indebtedness outstanding under our $1.5 billion revolving Credit Facility with SunTrust Bank (the “Credit Facility”) and for general partnership purposes.

Credit Facility

At June 30, 2019, we had a $170.3 million outstanding balance under the Credit Facility, $109.8 million of which is classified as current. The weighted average interest rate for borrowings under the Credit Facility was 4.0% during the six months ended June 30, 2019.

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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
The following table summarizes the notional volumes of the net long (short) positions of our commodity derivative instruments outstanding at June 30, 2019 (amounts in thousands of gallons):

	Volume
Derivative Purpose	Current	Long-Term
Derivatives NOT designated as hedging instruments:
Physical fixed-price derivative contracts	(29,577)	(1,201)
Physical index derivative contracts	(2,476)	—
Futures contracts for refined petroleum products	25,114	1,638
			Hedge Type
Derivatives designated as hedging instruments:
Cash flow hedge futures contracts	(294)	—	Cash Flow Hedge
Futures contracts for refined petroleum products	(52,920)	—	Fair Value Hedge

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

The following table sets forth the fair value of each classification of derivative instruments and the derivative instruments’ location on our unaudited condensed consolidated balance sheets at the dates indicated (in thousands):

	June 30, 2019
	Derivative Carrying Value (1)	Netting Balance Sheet Adjustment (2)	Net Total
Physical fixed-price derivative contracts	$3,201	$(585)	$2,616
Physical index derivative contracts	140	—	140
Total current derivative assets	3,341	(585)	2,756
Physical fixed-price derivative contracts	129	—	129
Total non-current derivative assets	129	—	129
Physical fixed-price derivative contracts	(1,369)	585	(784)
Physical index derivative contracts	(40)	—	(40)
Total current derivative liabilities	(1,409)	585	(824)
Physical fixed-price derivative contracts	(11)	—	(11)
Total non-current derivative liabilities	(11)	—	(11)
Net derivative assets	$2,050	$—	$2,050

(1) Other than our exchange-settled derivative contracts, as of June 30, 2019, none of our derivative instruments were designated as hedging instruments.
(2) Amounts represent the netting of physical fixed price and index contracts’ assets and liabilities when a legal right of offset exists.

	December 31, 2018
	Derivative Carrying Value (1)	Netting Balance Sheet Adjustment (2)	Net Total
Physical fixed-price derivative contracts	$17,934	$(84)	$17,850
Physical index derivative contracts	286	(117)	169
Total current derivative assets	18,220	(201)	18,019
Physical fixed-price derivative contracts	1,003	—	1,003
Total non-current derivative assets	1,003	—	1,003
Physical fixed-price derivative contracts	(1,386)	84	(1,302)
Physical index derivative contracts	(135)	117	(18)
Total current derivative liabilities	(1,521)	201	(1,320)
Physical fixed-price derivative contracts	(3)	—	(3)
Total non-current derivative liabilities	(3)	—	(3)
Net derivative assets	$17,699	$—	$17,699

(1)	Other than our exchange-settled derivative contracts, as of December 31, 2018, none of our derivative instruments were designated as hedging instruments.

(2)	Amounts represent the netting of physical fixed price and index contracts’ assets and liabilities when a legal right of offset exists.

At June 30, 2019, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts and physical index contracts noted above) were not classified as designated derivative instruments and varied in duration in the overall portfolio, but did not extend beyond January 2020. In addition, at June 30, 2019, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2019	2018	2019	2018
Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	Product sales	$2,892	$(1,659)	$(7,875)	$(305)
Physical index derivative contracts	Product sales	65	(17)	108	160
Physical fixed price derivative contracts	Cost of product sales	(2,370)	552	(1,631)	(53)
Physical index derivative contracts	Cost of product sales	(161)	424	(216)	426
Futures contracts for refined products	Cost of product sales	(935)	(2,265)	1,848	(4,563)

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2019	2018	2019	2018
Derivatives designated as fair value hedging instruments:
Futures contracts for refined products	Cost of product sales	$1,299	$(10,013)	$(27,624)	$(4,306)
Physical inventory - hedged items	Cost of product sales	(1,364)	9,530	28,565	3,540

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2019	2018	2019	2018
Ineffectiveness excluding the time value component on fair value hedging instruments:
Fair value hedge ineffectiveness (excluding time value)	Cost of product sales	$(1,345)	(114)	$(2,709)	$(196)
Time value excluded from hedge assessment	Cost of product sales	1,280	(369)	3,650	(570)
Net (loss) gain for ineffectiveness in income		$(65)	$(483)	$941	$(766)

The change in value recognized in OCI and the losses reclassified from accumulated other comprehensive income (“AOCI”) to income, attributable to our derivative instruments designated as cash flow hedges, were as follows for the periods indicated (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Derivatives designated as cash flow hedging instruments:
Interest rate contracts	$—	$5,656	$—	$20,417
Commodity derivatives	(823)	3,280	(722)	2,657
Total	$(823)	$8,936	$(722)	$23,074

		Loss Reclassified from AOCI to Income (Effective Portion) for the
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2019	2018	2019	2018
Derivatives designated as cash flow hedging instruments:
Interest rate derivative contracts	Interest and debt expense	$(2,296)	$(2,295)	$(4,592)	$(4,632)
Total		$(2,296)	$(2,295)	$(4,592)	$(4,632)

Over the next twelve months, we expect to reclassify $9.2 million of net losses attributable to interest rate derivatives from AOCI to earnings as an increase to interest and debt expense. These net losses consist of $11.2 million of amortization of hedge losses on settled forward-starting interest rate swaps, partially offset by $2.0 million of amortization of hedge gains on settled forward-starting interest rate swaps. Additionally, the unrealized gains and losses for refined petroleum products designated as cash flow hedges at June 30, 2019, of $0.7 million, are estimated to be realized and reclassified from AOCI to product sales over the next twelve months. The ineffective portion of the change in fair value of cash flow hedges was not material for the three and six months ended June 30, 2019 and 2018.

13. FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier fair value hierarchy as follows:

Recurring

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis, as of the measurement dates indicated, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	June 30, 2019		December 31, 2018
	Level 1	Level 2	Level 1	Level 2
Financial assets:
Physical fixed-price derivative contracts	$—	$3,330	$—	$18,937
Physical index derivative contracts	—	140	—	286

Financial liabilities:
Physical fixed-price derivative contracts	—	(1,380)	—	(1,389)
Physical index derivative contracts	—	(40)	—	(135)
Fair value	$—	$2,050	$—	$17,699

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

The values of the Level 2 commodity derivative contracts were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data.  Level 2 physical fixed-price derivative assets are net of credit value adjustments (“CVAs”) determined using an expected cash flow model, which incorporates assumptions about the credit risk of the derivative contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract. The CVAs were nominal as of June 30, 2019 and December 31, 2018. As of June 30, 2019 and December 31, 2018, the Merchant Services segment did not hold any net liability derivative positions containing credit contingent features.

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

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$3,273,334	$3,046,533	$3,546,396	$3,364,549
Variable-rate debt	566,647	570,275	1,168,046	1,172,328
Total debt	$3,839,981	$3,616,808	$4,714,442	$4,536,877

In addition, our pension plan assets are measured at fair value on a recurring basis, based on Level 1 and Level 3 inputs.

We recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period.  We did not have any transfers between Level 1 and Level 2 during the six months ended June 30, 2019 and 2018.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. For the three and six months ended June 30, 2019 and 2018, there was no significant fair value adjustments related to such assets or liabilities reflected in our unaudited condensed consolidated financial statements.

14. UNIT-BASED COMPENSATION PLANS

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

We recognized compensation expense related to awards under the LTIP of $5.8 million and $8.0 million for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, we recognized compensation expense of $15.7 million and $16.8 million, respectively.

LTIP

As of June 30, 2019, there were 1,536,149 LP Units available for issuance under the LTIP.

Deferral Plan under the LTIP

We also maintain the Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective December 13, 2016 (the “Deferral Plan”), pursuant to which we issue phantom and matching units under the LTIP to certain employees in lieu of cash compensation at the election of the employee. During the six months ended June 30, 2019, 158,970 phantom units (including matching units) were granted under this plan. These grants are included as granted in the LTIP activity table below.

Awards under the LTIP

During the six months ended June 30, 2019, the Compensation Committee of the Board granted 528,750 phantom units to employees (including the 158,970 phantom units granted pursuant to the Deferral Plan, as discussed above), 32,247 phantom units to independent directors of Buckeye GP and 345,574 performance units to employees.

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted Average Grant Date Fair Value per LP Unit (1)
Unvested at January 1, 2019	1,645	$55.52
Granted (2)	907	30.97
Vested	(241)	52.23
Forfeited	(253)	50.46
Unvested at June 30, 2019	2,058	$45.71

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

At June 30, 2019, we expect to recognize $38.1 million of compensation expense related to the unvested LTIP over a weighted average remaining period of 1.8 years.

15. PARTNERS’ CAPITAL AND DISTRIBUTIONS

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

Summary of Changes in Outstanding Units

The following is a summary of changes in Buckeye’s outstanding units for the period indicated (in thousands):

LP Units
Units outstanding at January 1, 2019	153,755
LP units issued pursuant to the LTIP (1)	166
Units outstanding at June 30, 2019	153,921

(1) The number of LP Units issued represents issuance net of tax withholding.

Distributions

Cash distributions are paid for LP Units and for distribution equivalent rights with respect to certain unit-based compensation awards outstanding as of each respective period. Actual cash distributions on our LP Units totaled $232.5 million ($1.50 per LP Unit) and $373.5 million ($2.5250 per LP Unit) during the six months ended June 30, 2019 and 2018, respectively.

On August 1, 2019, we announced a quarterly distribution of $0.75 per LP Unit that will be paid on August 19, 2019 to unitholders of record on August 12, 2019.  Based on the LP Units and distribution equivalent rights with respect to certain unit-based compensation awards outstanding as of June 30, 2019, cash expected to be distributed to LP unitholders on August 19, 2019 is estimated to be approximately $116.3 million.

16. EARNINGS PER UNIT

The following tables set forth the calculation of basic and diluted earnings per unit, attributable to Buckeye’s unitholders, taking into consideration net income allocable to participating securities, as well as the reconciliation of basic weighted average units outstanding to diluted weighted average units outstanding (in thousands, except per unit amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income attributable to unitholders	$89,152	$90,665	$169,044	$201,789

Basic:
Weighted average units outstanding - basic	153,918	153,258	153,882	151,093
Earnings per unit - basic	$0.58	$0.59	$1.10	$1.34

Diluted:
Weighted average units outstanding - basic	153,918	153,258	153,882	151,093
Effect of dilutive securities	824	731	757	677
Weighted average units outstanding - diluted	154,742	153,989	154,639	151,770
Earnings per unit - diluted	$0.58	$0.59	$1.09	$1.33

17. BUSINESS SEGMENTS

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

Financial Information by Segment

For the three and six months ended June 30, 2019 and 2018, no customer contributed 10% or more of consolidated revenue.

The following tables provide information about our revenue types by reportable segment for the periods indicated (in thousands).

	Three Months Ended June 30,
	2019
	Domestic Pipelines & Terminals	Global Marine Terminals	Merchant Services	Intersegment Eliminations	Total
Revenue from contracts with customers
Pipeline transportation	$119,798	$—	$—	$(2,504)	$117,294
Terminalling and storage services	102,360	87,406	—	(6,411)	183,355
Product sales	—	5	344,502	(2,930)	341,577
Other services	12,627	435	576	(17)	13,621
Total revenue from contracts with customers	234,785	87,846	345,078	(11,862)	655,847
Revenue from leases	10,490	46,511	—	(142)	56,859
Commodity derivative contracts, net	(1,694)	—	80,690	—	78,996
Total revenue	$243,581	$134,357	$425,768	$(12,004)	$791,702

	Three Months Ended June 30,
	2018
	Domestic Pipelines & Terminals	Global Marine Terminals	Merchant Services	Intersegment Eliminations	Total
Revenue from contracts with customers
Pipeline transportation	$127,959	$—	$—	$(2,163)	$125,796
Terminalling and storage services	100,981	99,927	—	(9,730)	191,178
Product sales	—	7	455,185	(1,889)	453,303
Other services	10,694	320	1,920	(15)	12,919
Total revenue from contracts with customers	239,634	100,254	457,105	(13,797)	783,196
Revenue from leases	11,065	42,889	—	—	53,954
Commodity derivative contracts, net	(819)	—	104,508	—	103,689
Total revenue	$249,880	$143,143	$561,613	$(13,797)	$940,839

	Six Months Ended June 30,
	2019
	Domestic Pipelines & Terminals	Global Marine Terminals	Merchant Services	Intersegment Eliminations	Total
Revenue from contracts with customers
Pipeline transportation	$242,013	$—	$—	$(5,175)	$236,838
Terminalling and storage services	208,139	175,768	—	(16,907)	367,000
Product sales	—	262	863,566	(5,682)	858,146
Other services	20,188	870	1,056	(32)	22,082
Total revenue from contracts with customers	470,340	176,900	864,622	(27,796)	1,484,066
Revenue from leases	20,015	91,464	—	(294)	111,185
Commodity derivative contracts, net	(5,238)	—	230,661	—	225,423
Total revenue	$485,117	$268,364	$1,095,283	$(28,090)	$1,820,674

	Six Months Ended June 30,
	2018
	Domestic Pipelines & Terminals	Global Marine Terminals	Merchant Services	Intersegment Eliminations	Total
Revenue from contracts with customers
Pipeline transportation	$249,430	$—	$—	$(5,803)	$243,627
Terminalling and storage services	216,956	201,145	—	(18,323)	399,778
Product sales	—	20	1,098,693	(5,242)	1,093,471
Other services	22,783	341	4,820	(1,362)	26,582
Total revenue from contracts with customers	489,169	201,506	1,103,513	(30,730)	1,763,458
Revenue from leases	19,055	85,722	—	—	104,777
Commodity derivative contracts, net	(2,909)	—	256,528	2,090	255,709
Total revenue	$505,315	$287,228	$1,360,041	$(28,640)	$2,123,944

The following table summarizes revenue by major geographic area for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
United States	$740,538	$878,607	$1,718,318	$2,000,827
International	51,164	62,232	102,356	123,117
Total revenue	$791,702	$940,839	$1,820,674	$2,123,944

Adjusted EBITDA

Adjusted EBITDA is a measure not defined by GAAP. We define Adjusted EBITDA as earnings (losses) before interest expense, income taxes, depreciation and amortization, further adjusted to exclude certain non-cash items, such as non-cash compensation expense; transaction, transition, and integration costs associated with acquisitions and dispositions; certain gains and losses on foreign currency transactions and foreign currency derivative financial instruments, as applicable; and certain other operating expense or income items, reflected in net income, that we do not believe are indicative of our core operating performance results and business outlook, such as hurricane-related costs, gains and losses on property damage recoveries, non-cash impairment charges, and gains and losses on asset sales. The definition of Adjusted EBITDA is also applied to our proportionate share in the Adjusted EBITDA of significant equity method investments, which from January 1, 2017 through September 30, 2018, included VTTI, and is not applied to our less significant equity method investments. The calculation of our proportionate share of the reconciling items used to derive Adjusted EBITDA was based upon our 50% equity interest in VTTI, prior to adjustments related to noncontrolling interests in several of its subsidiaries and partnerships, which were immaterial. Adjusted EBITDA is a non-GAAP financial measure that is used by our senior management, including our Chief Executive Officer, to assess the operating performance of our business and optimize resource allocation. We use Adjusted EBITDA as a primary measure to: (i) evaluate our consolidated operating performance and the operating performance of our business segments; (ii) allocate resources and capital to business segments; (iii) evaluate the viability of proposed projects; and (iv) determine overall rates of return on alternative investment opportunities.

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

The following table presents a reconciliation of consolidated net income, which is the most comparable financial measure under GAAP, to Adjusted EBITDA, as well as Adjusted EBITDA by segment for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of Net (loss) income to Adjusted EBITDA:
Net income	$90,515	$93,317	$171,775	$210,409
Less: Net income attributable to noncontrolling interests	(496)	(1,413)	(994)	(6,132)
Net income attributable to Buckeye Partners, L.P.	90,019	91,904	170,781	204,277
Add: Interest and debt expense	49,574	59,566	101,742	118,671
Income tax expense	297	782	595	1,272
Depreciation and amortization (1)	65,859	66,569	129,743	130,707
Non-cash unit-based compensation expense	5,781	7,976	15,698	16,666
Acquisition, dispositions, and transition expense (2)	5,783	141	9,866	423
Non-cash impairment on disposals of long-lived assets	911	—	3,106	—
Proportionate share of Adjusted EBITDA for equity method investment in VTTI (3)	—	34,640	—	69,180
Loss on early extinguishment of debt (4)	—	—	4,020	—
Less: Gains on property damage recoveries (5)	—	(450)	—	(14,535)
Hurricane-related costs, net of recoveries (6)	(3,881)	(1,393)	(4,810)	(812)
Earnings from the equity method investment in VTTI (3)	—	(4,882)	—	(9,272)
Adjusted EBITDA	$214,343	$254,853	$430,741	$516,577

Adjusted EBITDA:
Domestic Pipelines & Terminals	$133,082	$135,321	$268,975	$275,972
Global Marine Terminals	76,156	120,728	151,663	238,146
Merchant Services	5,105	(1,196)	10,103	2,459
Adjusted EBITDA	$214,343	$254,853	$430,741	$516,577

(1)	Includes 100% of the depreciation and amortization expense of $18.2 million and $36.0 million for Buckeye Texas for the three and six months ended June 30, 2018, respectively.

(2)	Represents transaction, internal and third-party costs related to the Merger, asset acquisitions, dispositions, and integration.

(3)
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

(4)	Represents the loss on early extinguishment of the $275.0 million principal amount outstanding under our 5.500% notes and $250.0 million variable-rate Term Loan.

(5)
Represents gains on recoveries of property damages caused by third parties, which primarily related to a settlement in connection with a 2012 vessel allision with a jetty at our BBH facility in the Bahamas.

(6)
Represents costs incurred at our BBH facility in the Bahamas, Yabucoa Terminal in Puerto Rico, Corpus Christi facilities in Texas, and certain terminals in Florida, as a result of hurricanes, which occurred in 2017 and 2016, including operating expenses and write-offs of damaged long-lived assets, net of insurance recoveries.

18. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for interest (net of capitalized interest)	$100,740	$108,405
Cash paid for income taxes	2,454	951
Capitalized interest	3,721	3,805
Cash paid for lease liabilities	12,119	N/A

Non-cash activities:
Issuance of Class C Units in Lieu of quarterly cash distribution	$—	$8,469
Distribution payable to noncontrolling interest	—	1,432
Recognition of non-cash ROU assets and operating lease obligations (see Note 9)	150,985	N/A
Capital expenditure accruals	57,707	65,067

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains various forward-looking statements and information that are based on our beliefs, as well as assumptions made by us and information currently available to us.  When used in this Report, words such as “proposed,” “anticipate,” “project,” “potential,” “could,” “should,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” “plan,” “seek,” “outlook” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that such expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct.  Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Part I “Item 1A, Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018, in Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, and in Part II, Item IA below. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  Although the expectations in the forward-looking statements are based on our current beliefs and expectations, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

Merger Agreement

On May 10, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hercules Intermediate Holdings LLC, a Delaware limited liability company and an affiliate of IFM Global Infrastructure Fund (“Parent”), Hercules Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Parent (“Merger Sub”), Buckeye Pipe Line Services Company, a Pennsylvania corporation (“ServiceCo”), and Buckeye GP. The Merger Agreement, which has been unanimously approved by the board of directors of Buckeye GP (“the Board”) on our behalf, provides for the merger of Merger Sub with and into Buckeye (the “Merger”), with Buckeye surviving the Merger as a wholly owned subsidiary of Parent. After the Merger, Buckeye’s LP Units will cease to be publicly traded.

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

Completion of the Merger is subject to customary closing conditions, including unitholder and certain regulatory approvals. On July 31, 2019, the Merger Agreement and the transactions contemplated thereby were approved by the affirmative vote of the holders of a majority of the outstanding LP Units entitled to vote thereon. We expect the Merger to close during the fourth quarter of 2019.

For more information regarding the Merger and the Merger Agreement, please see our Form 8-K filed with the SEC on May 10, 2019 and our Schedule 14A filed with the SEC on June 25, 2019, as supplemented by the Form 8-K we filed with the SEC on July 22, 2019.

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

DPTS Asset Package Divestiture

On December 17, 2018, we sold certain domestic pipeline and terminal assets, which included (i) our jet fuel pipeline from Port Everglades, Florida to Ft. Lauderdale-Hollywood International Airport and Miami International Airport; (ii) our pipelines and terminal facilities serving Reno-Tahoe International Airport, San Diego International Airport, and the Federal Express Corporation terminal at the Memphis International Airport; and (iii) our refined petroleum product terminals in Sacramento, California and Stockton, California (collectively, the “DPTS asset package”). The final payment of $10.0 million was received in June 2019.

South Texas Transactions

South Texas Gateway Terminal LLC (“STG Terminal”) is expected to commence and ramp up operations by mid-2020, and is supported by long-term minimum volume throughput commitments and storage contracts from credit-worthy customers, including our joint-venture partners. We own a 50% interest in STG Terminal, and Phillips 66 Partners LP and Gray Oak Gateway Holdings, a subsidiary of Marathon Petroleum Corporation, each own a 25% interest. The total construction cost for STG Terminal is estimated on a 100% basis at $574.0 million, or a net of $287.0 million to our interest. To date, our net investment is $72.5 million, including $31.8 million of net contributions during the six months ended June 30, 2019. We account for our interest in STG Terminal, which is included in our Global Marine Terminals segment, using the equity method of accounting.

Notes Repayments

In January 2019, we repaid in full the $250.0 million variable-rate Term Loan due September 30, 2019 (the “Term Loan”), using proceeds from the VTTI sale transaction.

In February 2019, we repaid in full the $275.0 million principal amount outstanding under our 5.500% notes, using proceeds from the VTTI sale transaction as well as borrowings under our Credit Facility.

As a result of the retirements, we incurred a $4.0 million loss on early extinguishment of debt, consisting of a $3.6 million make-whole payment related to the 5.500% notes and unamortized financing costs of $0.4 million included in Other expense, net, on our unaudited condensed consolidated statements of operations.

Results of Operations

Consolidated Summary

Our summary operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$791,702	$940,839	$1,820,674	$2,123,944
Costs and expenses	654,109	795,142	1,548,861	1,808,734
Operating income	137,593	145,697	271,813	315,210
Other expense, net	(49,652)	(59,863)	(105,659)	(119,283)
Earnings from equity investments	2,871	8,265	6,216	15,754
Income before taxes	90,812	94,099	172,370	211,681
Income tax expense	(297)	(782)	(595)	(1,272)
Net income	90,515	93,317	171,775	210,409
Less: Net income attributable to noncontrolling interests	(496)	(1,413)	(994)	(6,132)
Net income attributable to Buckeye Partners, L.P.	$90,019	$91,904	$170,781	$204,277

Non-GAAP Financial Measures

Adjusted EBITDA and distributable cash flow are not measures defined by accounting principles generally accepted in the United States of America (“GAAP”). We define Adjusted EBITDA as earnings (losses) before interest expense, income taxes, depreciation and amortization, further adjusted to exclude certain non-cash items, such as non-cash compensation expense; transaction, transition, and integration costs associated with acquisitions and dispositions; certain unrealized gains and losses on foreign currency transactions and foreign currency derivative financial instruments, as applicable; and certain other operating expense or income items, reflected in net income, that we do not believe are indicative of our core operating performance results and business outlook, such as hurricane-related costs, gains and losses on property damage recoveries, non-cash impairment charges, and gains and losses on asset sales. We define distributable cash flow as Adjusted EBITDA less cash interest expense, cash income tax expense, and maintenance capital expenditures incurred to maintain the operating, safety, and/or earnings capacity of our existing assets, plus or minus realized gains or losses on certain foreign currency derivative financial instruments, as applicable. These definitions of Adjusted EBITDA and distributable cash flow are also applied to our proportionate share in the Adjusted EBITDA of significant equity method investments, which from January 1, 2017 through September 30, 2018, included VTTI, and is not applied to our less significant equity method investments. The calculation of our proportionate share of the reconciling items used to derive Adjusted EBITDA was based upon our 50% equity interest in VTTI, prior to adjustments related to noncontrolling interests in several of its subsidiaries and partnerships, which were immaterial. Adjusted EBITDA and distributable cash flow are non-GAAP financial measures that are used by our senior management, including our Chief Executive Officer, to assess the operating performance of our business and optimize resource allocation. We use Adjusted EBITDA as a primary measure to: (i) evaluate our consolidated operating performance and the operating performance of our business segments; (ii) allocate resources and capital to business segments; (iii) evaluate the viability of proposed projects; and (iv) determine overall rates of return on alternative investment opportunities.  We use distributable cash flow as a performance metric to compare cash-generating performance of Buckeye from period to period and to compare the cash-generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. Distributable cash flow is not intended to be a liquidity measure.

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

The following table presents Adjusted EBITDA by segment and on a consolidated basis, distributable cash flow and a reconciliation of net income, which is the most comparable financial measure under generally accepted accounting principles, to Adjusted EBITDA and distributable cash flow for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted EBITDA:
Domestic Pipelines & Terminals	$133,082	$135,321	$268,975	$275,972
Global Marine Terminals	76,156	120,728	151,663	238,146
Merchant Services	5,105	(1,196)	10,103	2,459
Total Adjusted EBITDA	$214,343	$254,853	$430,741	$516,577
Reconciliation of Net Income to Adjusted EBITDA and Distributable cash flow:
Net income	$90,515	$93,317	$171,775	$210,409
Less: Net income attributable to noncontrolling interests	(496)	(1,413)	(994)	(6,132)
Net income attributable to Buckeye Partners, L.P.	90,019	91,904	170,781	204,277
Add: Interest and debt expense	49,574	59,566	101,742	118,671
Income tax expense	297	782	595	1,272
Depreciation and amortization (1)	65,859	66,569	129,743	130,707
Non-cash unit-based compensation expense	5,781	7,976	15,698	16,666
Acquisition, dispositions, and transition expense (2)	5,783	141	9,866	423
Non-cash impairment on disposals of long-lived assets	911	—	3,106	—
Proportionate share of Adjusted EBITDA for the equity method investment in VTTI (3)	—	34,640	—	69,180
Loss on early extinguishment of debt (4)	—	—	4,020	—
Less: Gains on property damage recoveries (5)	—	(450)	—	(14,535)
Hurricane-related costs, net of recoveries (6)	(3,881)	(1,393)	(4,810)	(812)
Earnings from the equity method investment in VTTI (3)	—	(4,882)	—	(9,272)
Adjusted EBITDA	$214,343	$254,853	$430,741	$516,577
Less: Interest and debt expense, excluding amortization of deferred financing costs, debt discounts, debt retirement costs, and interest rate swap settlements and amortization	(45,982)	(55,638)	(94,528)	(110,843)
Income tax expense, excluding non-cash taxes	(297)	(687)	(595)	(1,088)
Maintenance capital expenditures	(28,080)	(28,566)	(51,431)	(56,766)
Proportionate share of VTTI’s interest expense, current income tax expense, realized foreign currency derivative gains and losses, and maintenance capital expenditures (3)	—	(9,139)	—	(19,975)
Add: Hurricane-related maintenance capital expenditures	9	1,164	304	3,262
Distributable cash flow	$139,993	$161,987	$284,491	$331,167
_________________________

(1)	Includes 100% of the depreciation and amortization expense of $18.2 million and $36.0 million for Buckeye Texas for the three and six months ended June 30, 2018, respectively.

(2)	Represents transaction, internal and third-party costs related to the Merger, asset acquisitions, dispositions, and integration.

(3)
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

(4)	Represents the loss on early extinguishment of the $275.0 million principal amount outstanding under our 5.500% notes and $250.0 million variable-rate Term Loan.

(5)
Represents gains on recoveries of property damages caused by third parties, which primarily related to a settlement in connection with a 2012 vessel allision with a jetty at our BBH facility in the Bahamas.

(6)
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

The following table presents product volumes in barrels per day (“bpd”) and average tariff rates in cents per barrel for our Domestic Pipelines & Terminals segment, capacity utilization percentages for our Global Marine Terminals segment and total sales volumes for the Merchant Services segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Domestic Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	790.1	804.2	763.0	768.3
Jet fuel(1)	268.9	271.1	257.7	255.8
Middle distillates (2)	318.1	299.9	342.2	328.6
Other products (3)	18.5	14.7	14.2	13.6
Total throughput	1,395.6	1,389.9	1,377.1	1,366.3
Terminals:
Throughput (4) (5)	1,315.2	1,285.5	1,298.1	1,270.3

Pipeline average tariff (cents/bbl) (6)	91.9	90.1	94.5	91.5

Global Marine Terminals (percent of capacity):
Average capacity utilization rate (7)	79%	85%	78%	87%

Merchant Services (in millions of gallons):
Sales volumes	210.6	263.1	567.1	659.1
___________________________

(1)	Excludes 108.1 bpd and 110.5 bpd of jet fuel for the three and six months ended June 30, 2018, respectively, related to the DPTS asset package divested on December 17, 2018.

(2)	Includes diesel fuel and heating oil.

(3)	Includes liquefied petroleum gas, intermediate petroleum products and crude oil.

(4)	Includes the throughput of two underground propane storage caverns.

(5)	Excludes 59.3 bpd and 57.5 bpd of total terminal throughput for the three and six months ended June 30, 2018, respectively, related to the DPTS asset package divested on December 17, 2018.

(6)	Pipeline average tariff for the three and six months ended June 30, 2018 has been adjusted to remove the effects of the DPTS asset package divested on December 17, 2018.

(7)
Represents the ratio of contracted capacity to capacity available to be contracted.  Based on total capacity (i.e., including out of service capacity), average capacity utilization rates are approximately 76% and 81% for the three months ended June 30, 2019 and 2018, respectively, and approximately 76% and 82% for the six months ended June 30, 2019 and 2018, respectively.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Consolidated Overview

Net income was $90.5 million for the three months ended June 30, 2019, a decrease of $2.8 million, or 3.0%, from net income of $93.3 million for the corresponding period in 2018.  The decrease was driven by (i) lower operating results from the Global Marine Terminals segment’s segregated storage services, partially offset by increased contribution from our South Texas operations; (ii) a $5.4 million decrease in earnings from equity investments resulting from the sale of our interest in VTTI; and (iii) a $5.6 million increase in transaction costs associated with the Merger announced in May 2019. The unfavorable impact of these factors was partially offset by (i) lower interest and debt expense of $10.0 million due to the retirement of debt in the previous quarter, (ii) an increase of $2.5 million in hurricane-related insurance recoveries, net of costs, and (iii) improved operating results in the Merchant Services segment, as further explained in the discussion of Adjusted EBITDA by segment below.

Total Adjusted EBITDA was $214.3 million for the three months ended June 30, 2019, a decrease of $40.6 million, or 15.9%, from $254.9 million for the corresponding period in 2018.  The decrease in Adjusted EBITDA was driven by decreases in Adjusted EBITDA of $44.5 million and $2.4 million from our Global Marine Terminals and Domestic Pipelines & Terminals segments, respectively, which were partially offset by a $6.3 million increase in our Merchant Services segment, as further explained in the discussion of Adjusted EBITDA by segment below.

Distributable cash flow was $140.0 million for the three months ended June 30, 2019, a decrease of $22.0 million, or 13.6%, from $162.0 million for the corresponding period in 2018, primarily driven by a $40.6 million decrease in Adjusted EBITDA from our segments, as further described below. This net decrease in distributable cash flow resulting from the decrease in Adjusted EBITDA was partially offset by a $9.6 million decrease in our interest and debt expense, excluding amortization of deferred financing costs, debt discounts, and debt retirement costs, and a $0.7 million increase in maintenance capital expenditures, excluding hurricane-related maintenance capital expenditures. The contribution to distributable cash flow from VTTI for the three months ended June 30, 2018 was $25.5 million, excluding the debt financing costs associated with this investment.

Adjusted EBITDA by Segment

Domestic Pipelines & Terminals. Adjusted EBITDA from the Domestic Pipelines & Terminals segment was $133.0 million for the three months ended June 30, 2019, a decrease of $2.4 million, or 1.8%, from $135.4 million for the corresponding period in 2018. Contributing to the decrease in Adjusted EBITDA was a $7.7 million decrease in operating income related to the sale of the DPTS asset package in December 2018.

Pipeline volumes increased by 0.4% due to strong demand for distillate shipments. Terminalling volumes increased by 2.3%, primarily due to higher distillate and gasoline volumes, reflecting strong customer throughput demand, particularly in our Midwest region. These volume increases are after adjusting for the prior period volumes associated with the divested DPTS asset package.

After adjusting for the impact of the DPTS asset package sale, pipeline rate increases resulted in a transportation revenue increase of $2.7 million. These increases reflect contributions from internal growth capital investments as well as increases in certain tariff rates, but exclude product recoveries and other pipeline revenues. In addition, butane blending and other revenues increased by $4.5 million, while terminal throughput revenues increased by $1.6 million due to higher volumes. These revenue increases were offset by (i) a $2.4 million decrease in storage revenue, primarily due to lower storage rates and utilization and (ii) a decrease of $2.9 million in product recoveries resulting from lower terminal settlement prices. A $3.1 million decrease in operating expenses was primarily driven by lower general and administrative expenses as a result of lower professional fees, partially offset by higher maintenance costs.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $76.2 million for the three months ended June 30, 2019, a decrease of $44.5 million, or 36.9%, from $120.7 million for the corresponding period in 2018.  The decrease in Adjusted EBITDA was primarily due to an $8.9 million decrease in revenue and a $34.6 million decrease in the Adjusted EBITDA contribution from our former equity investment in VTTI due to the divestiture of our equity interest in January 2019, which were partially offset by a $0.9 million increase in Adjusted EBITDA resulting from the acquisition of our business partner’s 20% equity interest in Buckeye Texas in April 2018.

The decrease in revenue was due to an $11.0 million decrease in revenue from storage and terminalling services, reflecting lower capacity utilization and average rates, primarily due to lower demand for segregated storage services at our Caribbean and, to a lesser extent, our New York Harbor facilities as a result of overall weaker market conditions for storage. These factors were partially offset by a $3.2 million increase in revenue related to our South Texas operations principally due to contractual rate escalations. The average capacity utilization (i.e., ratio of contracted capacity to capacity available to be contracted) of our marine storage assets was 79% for the three months ended June 30, 2019, which was an increase from 77% in the sequential prior quarter and a decrease from 85% in the corresponding period in 2018.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $5.1 million for the three months ended June 30, 2019, an increase of $6.3 million from $(1.2) million for the corresponding period in 2018.  Adjusted EBITDA was positively impacted by an increased contribution from both gas and distillate portfolio management due to increased pricing spreads as compared to the prior year period, and a decrease in operating expenses of $2.7 million, driven by a recovery of a bad debt expensed in the second quarter of 2018. This increase was partially offset by lower rack sales margins.

Revenue from bulk and rack product sales decreased by $135.9 million due to (i) a $112.2 million decrease resulting from lower volumes, due to inventory management and margin optimization efforts and (ii) a $23.7 million decrease in refined petroleum product sales due to lower average sales prices per gallon of $2.02 for 2019 as compared to $2.13 for the prior year period.

Cost of product sales, including both bulk and rack sales, decreased by a corresponding $139.5 million primarily due to (i) a $111.4 million decrease due to the sales volume declines and (ii) a $28.1 million decrease in refined petroleum product cost due to lower average cost per gallon of $1.99 for 2019 as compared to $2.12 for the prior year period.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Consolidated Overview

Net income was $171.8 million for the six months ended June 30, 2019, a decrease of $38.6 million, or 18.4%, from $210.4 million for the corresponding period in 2018. The decrease was driven by (i) lower operating results from the Global Marine Terminals segment’s segregated storage services, partially offset by an increased contribution from our South Texas operations; (ii) a decrease in insurance recoveries of $14.5 million related to a property damage claim in the prior year period; (ii) a $4.0 million loss on early extinguishment of debt included in Other expense, net; (iii) a $9.5 million decrease in earnings from equity investments; and (iv) a $9.5 million increase in transaction costs related to the sale of our equity method investment in VTTI in January 2019 and the Merger announced in May 2019. The unfavorable impact of these factors was partially offset by an increase of $4.0 million in hurricane-related insurance recoveries, net of costs, and lower interest and debt expense of $17.0 million due to the retirement of debt in the current period as well as improved operating results in the Merchant Services segment, as further explained in the discussion of Adjusted EBITDA by segment below.

Adjusted EBITDA was $430.7 million for the six months ended June 30, 2019, which was a decrease of $85.9 million, or 16.6%, from $516.6 million for the corresponding period in 2018.  The decrease in Adjusted EBITDA was driven by decreases in Adjusted EBITDA of $86.4 million and $7.1 million from our Global Marine Terminals and Domestic Pipelines & Terminals segments, respectively, which were partially offset by a $7.6 million increase in our Merchant Services segment, as further explained in the discussion of Adjusted EBITDA by segment below.

Distributable cash flow was $284.5 million for the six months ended June 30, 2019, which was a decrease of $46.7 million, or 14.1%, from $331.2 million as compared to the corresponding period in 2018.  The decrease in distributable cash flow was primarily related to a decrease of $85.9 million in Adjusted EBITDA as described above. This decrease was partially offset by a $16.3 million decrease in interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other, and a $2.4 million decrease in maintenance capital expenditures, excluding hurricane-related maintenance capital expenditures, reflecting the completion of certain projects during the prior year. The contribution to distributable cash flow from VTTI for the six months ended June 30, 2018 was $49.2 million, excluding the debt financing costs associated with this investment.

Adjusted EBITDA by Segment

Domestic Pipelines & Terminals. Adjusted EBITDA from the Domestic Pipelines & Terminals segment was $268.9 million for the six months ended June 30, 2019, which was a decrease of $7.1 million, or 2.6%, from $276.0 million for the corresponding period in 2018.  Contributing to the decrease in Adjusted EBITDA was a $16.0 million decrease in operating income, related to the sale of the DPTS asset package in December 2018.

After adjusting for the impact of the DPTS asset package sale, pipeline rate increases resulted in transportation revenue increases of $9.9 million. These increases reflect contributions from internal growth capital investments as well as increases in certain tariff rates but exclude product recoveries and other pipeline revenues. In addition, rental and other revenues increased by $4.2 million, while terminal throughput revenues increased by $1.1 million due to higher volumes. These revenue increases were offset by (i) a $6.5 million decrease in storage revenue, primarily due to lower storage rates and capacity utilization and (ii) a decrease of $4.0 million in product recoveries resulting from lower terminal settlement prices. A $5.5 million decrease in operating expenses was primarily driven by lower general and administrative expenses as a result of lower professional fees, partially offset by increased maintenance costs.

Pipeline volumes increased by 0.8% due to strong demand for distillate shipments. Terminalling volumes increased by 2.2%, primarily due to higher distillate and gasoline volumes, reflecting strong customer throughput demand, particularly in our Southeast region. These volume increases are after adjusting for the prior period volumes associated with the divested DPTS asset package.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $151.7 million for the six months ended June 30, 2019, which was a decrease of $86.4 million, or 36.3%, from $238.1 million for the corresponding period in 2018.  The decrease in Adjusted EBITDA was primarily due to an $18.9 million decrease in revenue and a $69.2 million decrease in the Adjusted EBITDA contribution from our former equity investment in VTTI due to the divestiture of our equity interest in January 2019, which were partially offset by a $5.1 million increase in Adjusted EBITDA resulting from the acquisition of our business partner’s 20% equity interest in Buckeye Texas in April 2018.

The decrease in revenue was due to a $23.7 million decrease in revenue from storage and terminalling services, reflecting lower capacity utilization and average rates, primarily due to lower demand from segregated storage services at our Caribbean and, to a lesser extent, our New York Harbor facilities as a result of overall weaker market conditions. These factors were partially offset by a $5.9 million increase in revenue related to our South Texas operations principally due to contractual rate escalations. The average capacity utilization (i.e., ratio of contracted capacity to capacity available to be contracted) of our marine storage assets was 78% for the six months ended June 30, 2019, which was a decrease from 87% in the corresponding period in 2018.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $10.1 million for the six months ended June 30, 2019, which was an increase of $7.6 million from $2.5 million for the corresponding period in 2018. Adjusted EBITDA was positively impacted by an increased contribution from both gas and distillate portfolio management due to increased pricing spreads as compared to the prior year period, and a decrease in operating expenses of $3.2 million, driven by a recovery of a bad debt expensed in the second quarter of 2018. This increase was partially offset by lower rack sales margins.

Revenue from bulk and rack product sales decreased by $264.7 million due to (i) a $79.5 million decrease resulting from lower volumes, due to decreased demand in distillate rack sales and (ii) a $185.2 million decrease in refined petroleum product sales due to lower average sales prices per gallon of $1.93 for 2019 as compared to $2.26 for the prior year period.

Cost of product sales, including both bulk and rack sales, decreased by $269.1 million primarily due to (i) a $78.9 million decrease due to lower sales volumes and (ii) a $190.2 million decrease in refined petroleum product cost due to lower average cost per gallon of $1.91 for 2019 as compared to $2.24 for the prior year period.

Liquidity and Capital Resources

General

Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, equity investments, business acquisitions and distributions to unitholders.  Our principal ongoing sources of liquidity are cash from operations and borrowings under our $1.5 billion revolving Credit Facility.  We will, from time to time, issue debt securities to refinance amounts borrowed under our Credit Facility.  Buckeye Energy Services LLC, Buckeye West Indies Holdings LP, and Buckeye Caribbean Terminals LLC (collectively the Buckeye Merchant Service Companies or “BMSC”) fund their working capital needs principally from their own operations and their portion of our Credit Facility.  Our financial policy is to fund maintenance capital expenditures with cash from continuing operations.  Expansion and cost reduction capital expenditures, along with acquisitions and investments, are currently being funded from internally generated cash flow and borrowings under our Credit Facility. Our goal continues to be to maintain an appropriate distribution coverage ratio, leverage ratio and an investment-grade credit rating. We retain sufficient cash flow to fund a portion of our near-term annual growth capital projects without the need to access the public equity markets. Based on current market conditions, we believe our borrowing capacity under our Credit Facility and cash flows from operations will be sufficient to fund our primary cash requirements including growth capital funding. We continually evaluate engaging in strategic transactions for potential additional sources of capital which may include (i) divesting non-strategic assets where our evaluation suggests such a transaction is in the best interest of our unitholders, including the potential monetization of full or partial equity interests in certain joint ventures or other assets, (ii) issuances of public or private debt and (iii) investments from private sources of capital.  We believe availability under our Credit Facility in combination with our cash flows from operations, as well as the use of other sources of capital described above, where appropriate, will be sufficient to fund our current expansion plans over the next twelve months while maintaining adequate liquidity without the need for additional public equity. In the fourth quarter of 2018 and January 2019, we raised a total of approximately $1.4 billion through asset divestitures which was used to reduce debt.

Current Liquidity

As of June 30, 2019, we had a working capital deficit of $43.1 million, and available borrowing capacity under our Credit Facility is limited to $1,162.0 million as a result of certain quarterly financial covenants.

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

As a result of these retirements, we incurred a $4.0 million loss on early extinguishment of debt, consisting of a $3.6 million make-whole payment related to the 5.500% notes and unamortized financing costs of $0.4 million included in Other expense, net, on our unaudited condensed consolidated statements of operations.

At June 30, 2019, we had total fixed-rate and variable-rate debt obligations of $3,273.3 million and $566.6 million, respectively, with an aggregate fair value of $3,616.8 million. At June 30, 2019, we were in compliance with the covenants under our Credit Facility.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash provided by (used in):
Operating activities	$349,601	$431,141
Investing activities	771,557	(235,197)
Financing activities	(1,116,697)	(196,467)
Net increase (decrease) in cash and cash equivalents	$4,461	$(523)

Operating Activities

Net cash provided by operating activities of $349.6 million for the six months ended June 30, 2019 primarily resulted from $171.8 million of net income, adjusted for (i) $129.7 million of depreciation and amortization expense, (ii) $15.7 million of non-cash unit-based compensation expense, (iii) $14.9 million net decrease in the fair value of derivative assets, and (iv) a $79.8 million decrease to inventory, reflecting reduced inventory levels in the Merchant Services segment, which were partially offset by a $42.8 million decrease in accounts payable, a $16.3 million increase in prepaid and other current assets, and a $4.1 million decrease in accounts receivable.

Net cash provided by operating activities of $431.1 million for the six months ended June 30, 2018 primarily resulted from $210.4 million of net income, adjusted for $130.7 million of depreciation and amortization expense and a $62.0 million decrease in net working capital items, primarily reflecting a decrease in liquid petroleum products inventory in the Merchant Services segment, partially offset by a decrease in related accounts payable.

Future Operating Cash Flows. Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including demand for our services, the cost of commodities, the effectiveness of our strategy, legal, environmental and regulatory requirements and our ability to capture value associated with commodity price volatility.

Investing Activities

Net cash provided by investing activities of $771.6 million for the six months ended June 30, 2019 primarily related to $985.0 million proceeds from the sale of VTTI and the DPTS asset package, as discussed in Note 3 - Acquisitions, Investments, and Disposition of the Notes to Unaudited Condensed Consolidated Financial Statements, partially offset by $191.2 million of capital expenditures and $38.2 million in contributions to our equity investment in connection with the funding of the on-going construction activities at the STG Terminal joint venture.

Net cash used in investing activities of $235.2 million for the six months ended June 30, 2018 primarily resulted from $250.0 million of capital expenditures.

Financing Activities

Net cash used in financing activities of $1,116.7 million for the six months ended June 30, 2019 primarily resulted from $231.8 million of cash distributions paid to our unitholders ($1.5000 per LP Unit), a $525.0 million principal repayment of our 5.500% notes and Term Loan, $352.1 million of net repayments under the Credit Facility, and a $3.6 million make-whole payment related to the early extinguishment of debt.

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

	Six Months Ended June 30,
	2019	2018
Maintenance capital expenditures (1)	$51,431	$56,766
Expansion and cost reduction	139,735	193,269
Total capital expenditures (2)	$191,166	$250,035
____________________________

(1)
Includes maintenance capital expenditures of $0.3 million and $3.3 million related to the BBH facility and Yabucoa Terminal in Puerto Rico as a result of Hurricanes Matthew and Maria for the six months ended June 30, 2019 and 2018, respectively.

(2)
Amounts exclude the impact of changes in accruals for capital expenditures. On an accrual basis, capital expenditure additions to property, plant and equipment were $163.6 million and $252.2 million for the six months ended June 30, 2019 and 2018, respectively.

Total capital expenditures decreased for the six months ended June 30, 2019, as compared to the corresponding period in 2018, primarily due to completion of certain expansion and cost reduction capital projects. Our expansion and cost reduction capital expenditures were $139.7 million for the six months ended June 30, 2019, a decrease of $53.6 million, or 27.7%, from $193.3 million for the corresponding period in 2018. The period-over-period fluctuations in our expansion and cost reduction capital expenditures primarily reflect the completion of significant portions of certain large organic-growth capital projects, including the Michigan/Ohio Pipeline Expansion Project, Jacksonville Terminals, St. Lucia Tank Upgrades, and Chicago Complex. Our maintenance capital expenditures were $51.4 million for the six months ended June 30, 2019, a decrease of $5.4 million, or 9.5%, from $56.8 million for the corresponding period in 2018, primarily driven by a temporary increase in maintenance capital during the first half of 2018 related to upgrades in station and terminal equipment, asset integrity work necessary to maintain operating capacity, and repairs to our Yabucoa facility as a result of Hurricane Maria.

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

Off-Balance Sheet Arrangements

At June 30, 2019 and December 31, 2018, we had no off-balance sheet debt or arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no material changes in that information other than as discussed below.  Also, see Part I, Item 1, Financial Statements, Note 12 - Derivative Instruments and Hedging Activities in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion.

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

The following is a summary of changes in fair value of our commodity derivative instruments for the periods indicated (in thousands):

Commodity Instruments
Fair value of contracts outstanding at January 1, 2019	$17,699
Cash settlements during the period	20,463
Change in fair value attributable to new deals during the period	(579)
Change in fair value attributable to existing deals at January 1st	(35,533)
Fair value of contracts outstanding at June 30, 2019	$2,050

Commodity Price Risk

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical contracts accounted for at fair value.  In addition, the segment uses exchange-traded refined petroleum product futures and over-the-counter traded physical fixed-price derivative contracts to hedge expected future transactions related to certain forecasted purchases and sales of refined petroleum products. Finally, our Merchant Services segment enters into exchange-traded refined petroleum product futures contracts on behalf of our Domestic Pipelines & Terminals segment to manage the risk of market price volatility on pricing spreads between gasoline and butane inventory in connection with our butane blending activities managed by a third party. Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts, as well as observable market data from third-party pricing publications for refined petroleum product inventories and physical contracts accounted for at fair value designated in hedging relationships at June 30, 2019, the estimated fair value, excluding variation margins, would be as follows (in thousands):

Scenario	Resulting Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Asset	$104,389
Fair value assuming 10% increase in underlying commodity prices	Asset	$101,627
Fair value assuming 10% decrease in underlying commodity prices	Asset	$107,151

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

See Part I, Item 1, Financial Statements, Note 12 - Derivative Instruments and Hedging Activities in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion.

Foreign Currency Risk

Puerto Rico is a commonwealth territory under the U.S., and thus uses the U.S. dollar as its official currency.  BBH’s functional currency is the U.S. dollar and it is equivalent in value to the Bahamian dollar.  St. Lucia is a sovereign island country in the Caribbean and its official currency is the Eastern Caribbean dollar, which is pegged to the U.S. dollar and has remained fixed for many years.  The functional currency for our operations in St. Lucia is the U.S. dollar.  Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in “Other (expense) income” within our unaudited condensed consolidated statements of operations. The effects of foreign currency transactions were not considered to be material for the three and six months ended June 30, 2019 and 2018.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, we are involved in various claims and legal proceedings, some of which are covered by insurance. We are generally unable to predict the timing or outcome of these claims and proceedings. For information on unresolved legal proceedings, see Part I, Item 1, Financial Statements, Note 4 - Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report, which is incorporated into this item by reference. In March 2019, we received a notice of probable violation from the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) totaling approximately $0.7 million in connection with PHMSA’s 2017 integrated inspection of our pipelines located primarily in the northeastern United States.  We are contesting certain of the violations and requesting a reduced penalty. In April 2019, we received a Proposed Agreed Order from the Texas Commission for Environmental Quality (“TCEQ”) totaling approximately $0.6 million in connection with our non-compliance self-reporting as well as TCEQ’s inspection of the previous 4 years of operations in Corpus Christi, Texas.  At the time of this report there were no outstanding alleged violations for our operation in Corpus Christi, Texas.

Item 1A.  Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth below and in Part II, “Item 1A. Risk Factors” of our Quarterly Report on form 10-Q for the quarterly period ended March 31, 2019 in addition to the risk factors in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

The tax treatment of publicly traded partnerships or an investment in our LP Units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our LP Units may be modified by administrative, legislative or judicial interpretation at any time. From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including the elimination of partnership tax treatment for publicly traded partnerships. For example, the “Clean Energy for America Act,” which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal Section 7704(d)(1)(E) of the Internal Revenue Code, upon which we rely for our status as a partnership for U.S. federal income tax purposes.

In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future. We believe the income that we treat as qualifying satisfies the requirements under current regulations.

We are unable to predict whether any changes or proposals will ultimately be enacted. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for us to meet the exception to be treated as a partnership for U.S. federal income tax purposes and could negatively impact the value of an investment in our LP Units.

You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our LP Units.

Item 6.  Exhibits

(a)         Exhibits

2.1
Agreement and Plan of Merger, dated as of May 10, 2019, by and among Hercules Intermediate Holdings LLC, Hercules Merger Sub LLC, Buckeye Partners, L.P., Buckeye Pipe Line Services Company and Buckeye GP LLC (Incorporated by reference to Exhibit 2.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on May 10, 2019).

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

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*                 Filed herewith.
**          Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		By:	BUCKEYE PARTNERS, L.P.
(Registrant)

		By:	Buckeye GP LLC,
as General Partner

Date:	August 1, 2019	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)