Form 10-Q
period 2019-09-30
BUCKEYE PARTNERS, L.P.
filed 2019-11-01
CIK 805022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
OR
☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to
 Commission file number 1-9356

BUCKEYE PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

One Greenway Plaza
Suite 600
Houston, TX
(Address of principal executive offices)

23-2432497
(IRS Employer Identification number)

77046
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Limited partner units outstanding as of October 25, 2019: 153,923,492.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Product sales	$419,326	$525,426	$1,502,895	$1,874,463
Transportation, storage and other services	392,089	384,122	1,129,194	1,159,029
Total revenue	811,415	909,548	2,632,089	3,033,492

Costs and expenses:
Cost of product sales	410,018	514,811	1,481,522	1,852,537
Operating expenses	156,936	159,562	466,388	470,935
Depreciation and amortization	66,896	68,464	196,639	199,171
General and administrative	18,691	21,578	58,647	66,659
Goodwill impairment	—	536,964	—	536,964
Other, net	49	—	(1,745)	(16,153)
Total costs and expenses	652,590	1,301,379	2,201,451	3,110,113
Operating income (loss)	158,825	(391,831)	430,638	(76,621)

Other (expense) income:
Earnings (loss) from equity investments	4,711	(292,387)	10,927	(276,633)
Interest and debt expense	(50,107)	(60,332)	(151,849)	(179,003)
Other expense, net	(120)	(152)	(4,037)	(764)
Total other expense, net	(45,516)	(352,871)	(144,959)	(456,400)

Income (loss) before taxes	113,309	(744,702)	285,679	(533,021)
Income tax expense	(464)	(634)	(1,059)	(1,906)
Net income (loss)	112,845	(745,336)	284,620	(534,927)
Less: Net income attributable to noncontrolling interests	(495)	(499)	(1,489)	(6,631)
Net income (loss) attributable to Buckeye Partners, L.P.	$112,350	$(745,835)	$283,131	$(541,558)

Earnings (loss) per unit attributable to Buckeye Partners, L.P.:
Basic	$0.73	$(4.86)	$1.83	$(3.57)
Diluted	$0.73	$(4.86)	$1.82	$(3.57)

Weighted average units outstanding:
Basic	153,922	153,512	153,896	151,908
Diluted	154,741	153,512	154,671	151,908

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$112,845	$(745,336)	$284,620	$(534,927)
Other comprehensive income:
Unrealized gains on derivative instruments, net	2,033	7,129	1,311	30,203
Reclassification of derivative losses to net income, net	2,296	2,296	6,888	6,928
Changes in benefit plan assets and benefit obligations	—	—	(821)	—
Other comprehensive loss from equity method investments	—	(2,325)	—	(10,082)
Total other comprehensive income	4,329	7,100	7,378	27,049
Comprehensive income (loss)	117,174	(738,236)	291,998	(507,878)
Less: Comprehensive income attributable to noncontrolling interests	(495)	(499)	(1,489)	(6,631)
Comprehensive income (loss) attributable to Buckeye Partners, L.P.	$116,679	$(738,735)	$290,509	$(514,509)

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$1,398	$1,830
Accounts receivable, net	224,607	219,751
Construction and pipeline relocation receivables	8,125	14,259
Inventories	123,926	210,884
Derivative assets	5,651	18,019
Prepaid and other current assets	80,340	58,894
Total current assets	444,047	523,637

Property, plant and equipment	8,469,359	8,258,694
Less: Accumulated depreciation	(1,487,408)	(1,343,898)
Property, plant and equipment, net	6,981,951	6,914,796
Equity investments	199,682	1,111,793
Goodwill	470,875	470,875
Intangible assets	610,900	610,900
Less: Accumulated amortization	(366,168)	(317,589)
Intangible assets, net	244,732	293,311
Other non-current assets	168,823	41,138
Total assets	$8,510,110	$9,355,550

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$79,045	$177,727
Current portion of long-term debt	—	525,000
Accounts payable	114,243	147,525
Derivative liabilities	1,045	1,320
Accrued and other current liabilities	263,378	276,193
Total current liabilities	457,711	1,127,765

Long-term debt	3,750,799	4,011,715
Other non-current liabilities	211,264	84,900
Total liabilities	4,419,774	5,224,380

Commitments and contingent liabilities (Note 4 - Commitments and Contingencies)

Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (153,923,492 and 153,755,031 units outstanding as of September 30, 2019 and December 31, 2018, respectively)	4,112,328	4,160,143
Accumulated other comprehensive loss	(32,683)	(40,061)
Total Buckeye Partners, L.P. capital	4,079,645	4,120,082
Noncontrolling interests	10,691	11,088
Total partners’ capital	4,090,336	4,131,170
Total liabilities and partners’ capital	$8,510,110	$9,355,550

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$284,620	$(534,927)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	196,639	199,171
Amortization of debt issuance costs, discounts and terminated interest rate swaps	11,179	11,755
Non-cash unit-based compensation expense	21,630	21,710
Loss (gain) on asset impairments, disposals and recoveries, net	1,021	(15,655)
Changes in fair value of derivatives, net	14,266	3,450
(Earnings) loss from equity investments	(10,927)	276,633
Distributions of earnings from equity investments	5,870	19,988
Goodwill impairment	—	536,964
Other non-cash items	3,477	1,869
Change in assets and liabilities, net of amounts related to acquisitions:
Accounts receivable, net	(3,075)	28,433
Construction and pipeline relocation receivables	6,134	(3,634)
Inventories	86,593	103,923
Prepaid and other current assets	(17,355)	(28,900)
Accounts payable	(22,057)	(32,126)
Accrued and other current liabilities	(10,599)	(7,563)
Other non-current assets and liabilities	10,675	15,099
Net cash provided by operating activities	578,091	596,190
Cash flows from investing activities:
Capital expenditures	(271,977)	(356,987)
Proceeds from sale of VTTI and DPTS asset package	985,000	—
Contribution to equity investment	(66,248)	(31,061)
Distributions from equity investments in excess of earnings	8,195	52,303
Acquisition of business, net of cash acquired	—	895
Proceeds from property disposals and recoveries	11,299	9,388
Net cash provided by (used in) investing activities	666,269	(325,462)
Cash flows from financing activities:
Net proceeds from issuance of Units and exercise of Unit options	—	261,958
Payment of tax withholding on vesting of LTIP awards	(2,343)	(6,782)
Proceeds from issuance of long-term debt, net of issuance costs	—	394,937
Loss on early extinguishment of debt	(3,647)	—
Repayment of long-term debt	(525,000)	(300,000)
Borrowings under the BPL Credit Facility	677,415	1,656,600
Repayments under the BPL Credit Facility	(942,017)	(1,428,880)
Net repayments under the BMSC Credit Facility	(98,685)	(74,003)
Acquisition of noncontrolling interest	—	(210,000)
Contributions from noncontrolling interests	—	7,400
Distributions paid to noncontrolling interests	(2,809)	(15,342)
Distributions to LP unitholders	(347,706)	(558,135)
Net cash used in financing activities	(1,244,792)	(272,247)
Net decrease in cash and cash equivalents	(432)	(1,519)
Cash and cash equivalents — Beginning of period	1,830	2,180
Cash and cash equivalents — End of period	$1,398	$661

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	Limited Partners	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Partners’ capital - July 1, 2019	$4,110,729	$(37,012)	$10,904	$4,084,621
Net income	112,350	—	495	112,845
Distributions paid to unitholders ($0.75 per unit)	(116,262)	—	334	(115,928)
Amortization of unit-based compensation awards	5,949	—	—	5,949
Payment of tax withholding on vesting of LTIP awards	(33)	—	—	(33)
Distributions paid to noncontrolling interest	—	—	(904)	(904)
Accrual for distribution equivalent rights	(543)	—	—	(543)
Other	138	—	(138)	—
Other comprehensive income	—	4,329	—	4,329
Partners’ capital - September 30, 2019	$4,112,328	$(32,683)	$10,691	$4,090,336

Partners’ capital - January 1, 2019	$4,160,143	$(40,061)	$11,088	$4,131,170
Net income	283,131	—	1,489	284,620
Distributions paid to unitholders ($2.25 per unit)	(348,767)	—	1,061	(347,706)
Amortization of unit-based compensation awards	21,630	—	—	21,630
Payment of tax withholding on vesting of LTIP awards	(2,343)	—	—	(2,343)
Distributions paid to noncontrolling interest	—	—	(2,809)	(2,809)
Accrual for distribution equivalent rights	(1,601)	—	—	(1,601)
Other	135	—	(138)	(3)
Other comprehensive income	—	7,378	—	7,378
Partners’ capital - September 30, 2019	$4,112,328	$(32,683)	$10,691	$4,090,336

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	Limited Partners	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Partners’ capital - July 1, 2018	$4,719,760	$48,580	$11,249	$4,779,589
Net (loss) income	(745,835)	—	499	(745,336)
Acquisition of noncontrolling interest	(78)	—	78	—
Distributions paid to unitholders ($1.2625 per unit)	(186,626)	—	648	(185,978)
Net proceeds from issuance of Units	(84)	—	—	(84)
Amortization of unit-based compensation awards	4,938	—	—	4,938
Payment of tax withholding on vesting of LTIP awards	(54)	—	—	(54)
Distributions paid to noncontrolling interests	—	—	(1,308)	(1,308)
Other comprehensive income	—	7,100	—	7,100
Accrual of distribution equivalent rights	1,192	—	—	1,192
Partners’ capital - September 30, 2018	$3,793,213	$55,680	$11,166	$3,860,059

Partners’ capital - January 1, 2018	$4,562,306	$28,631	$277,385	$4,868,322
Net (loss) income	(541,558)	—	6,631	(534,927)
Acquisition of noncontrolling interest	56,928	—	(266,928)	(210,000)
Distributions paid to unitholders ($3.7875 per unit)	(560,155)	—	2,020	(558,135)
Net proceeds from issuance of Units	262,002	—	—	262,002
Amortization of unit-based compensation awards	21,710	—	—	21,710
Payment of tax withholding on vesting of LTIP awards	(6,782)	—	—	(6,782)
Distributions paid to noncontrolling interests	—	—	(15,342)	(15,342)
Contributions from noncontrolling interests	—	—	7,400	7,400
Accrual of distribution equivalent rights	(1,194)	—	—	(1,194)
Other comprehensive income	—	27,049	—	27,049
Other	(44)	—	—	(44)
Partners’ capital - September 30, 2018	$3,793,213	$55,680	$11,166	$3,860,059

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

On November 1, 2019, Buckeye Partners, L.P., a Delaware limited partnership (“Buckeye”), merged with Hercules Merger Sub LLC, a Delaware limited liability company (“Merger Sub”), with Buckeye continuing as the surviving entity and a wholly owned subsidiary of Hercules Intermediate Holdings LLC, a Delaware limited liability company (“Hercules” and such merger, the “Merger”). Buckeye GP LLC (“Buckeye GP”) remains our general partner. Hercules is wholly owned by IFM Global Infrastructure Fund, a Cayman Islands Unit Trust. As used in these Notes to Unaudited Condensed Consolidated Financial Statements, “we,” “us,” “our” and “Buckeye” mean Buckeye Partners, L.P. and, where the context requires, includes our subsidiaries.

As previously disclosed, on May 10, 2019, we entered into the Agreement and Plan of Merger (the “Merger Agreement”) with Hercules, Merger Sub, Buckeye Pipe Line Services Company, a Pennsylvania corporation, and Buckeye GP. Under the terms and conditions set forth in the Merger Agreement, each of our issued and outstanding limited partner units representing limited partnership interests (“LP Units”) (other than LP Units owned immediately prior to the Merger by us or by Hercules or any of its subsidiaries), ceased to be outstanding and was converted into the right to receive $41.50 in cash, without interest.

Concurrent with the consummation of the Merger, we terminated our $1.5 billion credit facility with SunTrust Bank as administrative agent (the “Prior $1.5 billion Credit Facility”) and obtained new senior secured credit facilities in an aggregate principal amount of up to $2.85 billion, consisting of (a) a $600 million senior secured revolving facility (the “New Revolving Facility”) and (b) a $2.25 billion senior secured term loan facility (the “New Term Facility”).

Up to and prior to the Merger, Buckeye Partners, L.P. was a publicly traded Delaware master limited partnership (“MLP”), and its LP Units were listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “BPL.” In connection with the consummation of the Merger, we requested that the NYSE delist our LP Units and, as a result, trading of our LP Units, which traded under the ticker symbol “BPL” on the NYSE, was suspended prior to the opening of the NYSE on November 1, 2019. We also requested that the NYSE file a Form 25 with the U.S. Securities and Exchange Commission (“SEC”) notifying the SEC of the delisting of our LP Units and the withdrawal of registration of our LP Units under Section 12(b) of the Exchange Act. Following the effectiveness of the Form 25, we intend to file with the SEC a Form 15 regarding the termination of registration of our LP Units under the Exchange Act and the suspension of reporting obligations with respect to our LP Units. However, we expect to continue to file periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to requirements under our existing outstanding senior note issuances.

For more information regarding the closing of the Merger, please see our Form 8-K filed with the SEC on November 1, 2019. For more information regarding the Merger and the Merger Agreement, please see our Form 8-K filed with the SEC on May 10, 2019 and our Schedule 14A filed with the SEC on June 25, 2019, as supplemented by the Form 8-K we filed with the SEC on July 22, 2019.

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

Recent Accounting Standards Not Yet Adopted

Codification Improvements. In April 2019, the FASB issued ASU 2019-04, which clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments (addressed by ASUs 2016-13, 2017-12, and 2016-01, respectively). The amendments clarify the scope of the credit losses standard (ASU 2016-13) and address issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments. The amendments on recognizing and measuring financial instruments (ASU 2016-01), address the scope of the guidance, the requirement for remeasurement under ASC Topic 820, Fair Value Measurement, when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates. The amendments to the credit losses and hedging standards have the same effective dates as those standards, unless an entity has already adopted the standards. The amendments to the recognition and measurement guidance are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We adopted the amendments related to hedging and financial instruments effective June 30, 2019, which did not have an impact on our unaudited condensed consolidated financial statements. We expect to adopt the amendments related to credit losses concurrently with the adoption of ASU 2016-13.

Collaborative Arrangements. In November 2018, the FASB issued ASU 2018-18, which clarifies whether certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The new standard also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The standard should be applied retrospectively to the date of initial application of ASC 606. We expect to adopt this standard effective January 1, 2020. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements or on our disclosures.

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

Measurement of Credit Losses on Financial Instruments.  In June 2016, the FASB issued ASU 2016-13, which replaces the current incurred loss impairment method with a method that reflects expected credit losses on financial instruments. In November 2018, the FASB issued ASU 2018-19, which clarifies the scope of the standard in the amendments in ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, which provides entities with an option to irrevocably elect the fair value option for certain financial instruments. The new standard is effective as of January 1, 2020, and early adoption is permitted as of January 1, 2019. We expect to adopt this standard effective January 1, 2020. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements or on our disclosures.

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

Contract Balances

At September 30, 2019 and December 31, 2018, receivables from contracts with customers was $201.4 million and $199.3 million, respectively. The following table presents the activity in our contract assets and contract liabilities (in thousands):

	Nine Months Ended September 30,
	2019	2018
Contract Assets:
Balance as of January 1	$16,989	$13,999
Additions	20,292	23,818
Transfers to accounts receivable	(16,890)	(13,875)
Balance as of September 30	$20,391	$23,942
Contract Liabilities:
Balance as of January 1	$(26,999)	$(15,778)
Additions	(35,667)	(16,035)
Transfers to revenues(1)	14,206	7,427
Balance as of September 30	$(48,460)	$(24,386)

(1) For the three months ended September 30, 2019 and 2018, $1.8 million and $0.8 million, respectively, related to contract liabilities were transferred to revenue.

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

The following table includes estimated revenue associated with contractual commitments in place related to future performance obligations as of the end of the reporting period, which are expected to be recognized in revenue in the specified periods (in thousands):

	Revenue from Contracts with Customers	Revenue from Leases	Total
Remainder of 2019	$108,118	$56,710	$164,828
2020	298,021	224,215	522,236
2021	200,775	198,071	398,846
2022	109,390	142,593	251,983
2023	97,307	27,428	124,735
Thereafter	473,355	24,283	497,638
Total	$1,286,966	$673,300	$1,960,266

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

As of September 30, 2019, assets recorded under revenue operating leases were $238.6 million and accumulated depreciation associated with operating leases was $33.3 million. Depreciation expense was $1.0 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and $2.8 million and $2.7 million for the nine months ended September 30, 2019 and 2018, respectively. These assets primarily consist of our pipelines and terminals, docks and processing facilities.

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

2019 Transactions

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

STG Terminal is being constructed and will be operated by us. We continue to secure additional minimum volume throughput commitments and storage contracts from customers. The initial scope of this project has now increased from 3.4 million barrels of tank capacity to over 7.0 million barrels, and includes two deep-water vessel docks capable of berthing very large crude carrier tankers. Our construction plan also includes connectivity to multiple pipelines delivering volumes into the Corpus Christi market from the growing Permian Basin production and other sources.

STG Terminal is expected to commence and ramp up operations by mid-2020 and is supported by long-term minimum volume throughput commitments and storage contracts from credit-worthy customers, including our joint-venture partners. We own a 50% interest in STG Terminal, and Phillips 66 Partners and Marathon each own a 25% interest. To date, our net investment is $98.9 million, including $58.2 million of net contributions during the nine months ended September 30, 2019. We account for our interest in STG Terminal, which is included in our Global Marine Terminals segment, using the equity method of accounting.

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

Unitholder Litigation

On June 13, 2019, a purported unitholder of Buckeye filed a complaint in a putative class action in the United States District Court for the Southern District of Texas, Houston Division, captioned Harry Curtis, individually and on behalf of all others similarly situated, v. Buckeye Partners, L.P., et al., Case No. 4:19-cv-2147 (the “Curtis Action”). On June 18, 2019, a purported unitholder of Buckeye filed a complaint in a putative class action in the United States District Court for the District of Delaware, captioned Michael Kent, individually and on behalf of all others similarly situated, v. Buckeye Partners, L.P., et al., Case No. 1:19-cv-01128 (the “Kent Action”). On June 19, 2019, a purported unitholder of Buckeye filed a complaint in the United States District Court for the Southern District of New York, captioned John Greer v. Buckeye Partners, L.P., et al., Case No. 1:19-cv-05741 (the “Greer Action”). On June 20, 2019, a purported unitholder of Buckeye filed a complaint in the United States District Court for the Southern District of New York, captioned Anthony Luers v. Buckeye Partners, L.P., et al., Case No. 1:19-cv-05767 (the “Luers Action”). On June 26, 2019, a purported unitholder of Buckeye filed a complaint in the United States District Court for the District of Delaware, captioned Michael Weston, individually and on behalf of all others similarly situated, v. Buckeye Partners, L.P., et al., Case No. 1:19-cv-01208 (the “Weston Action”). On June 26, 2019, a purported unitholder of Buckeye filed a complaint in the United States District Court for the Southern District of New York, captioned Heather McManus, individually and on behalf of all others similarly situated, v. Buckeye Partners, L.P., et al., Case No. 1:19-cv-06000 (the “McManus Action”). On June 28, 2019, a purported unitholder of Buckeye filed a complaint in the United States District Court for the Southern District of New York, captioned John Ingalls, individually and on behalf of all others similarly situated, v. Buckeye Partners, L.P., et al., Case No. 1:19-cv-06098 (the “Ingalls Action”). On June 28, 2019, a purported unitholder of Buckeye filed a complaint in the United States District Court for the District of Delaware, captioned Michael Riss, on behalf of himself and all others similarly situated, v. Buckeye Partners, L.P., et al., Case No. 1:19-cv-01241 (the “Riss Action” and, together with the Curtis Action, the Kent Action, the Greer Action, the Luers Action, the Weston Action, the McManus Action and the Ingalls Action, the “Federal Merger Litigation”). On June 28, 2019, Buckeye also received a joint demand letter from the plaintiffs of each of the Curtis Action, the Kent Action and the Greer Action reiterating the claims contained in each of those actions. On July 18, 2019, the Greer Action, the Luers Action, the McManus Action and the Ingalls Action were transferred to the United States District Court for Southern District of Texas, Houston Division. These cases are now docketed as Case No. 4:19-cv-02648, 4:19-cv-02647, 4:19-cv-02644 and 4:19-cv-02645, respectively.

The Curtis Action alleges, among other things, that in pursuing the Merger, the Board breached its express and implied contractual duties pursuant to Buckeye’s limited partnership agreement and its fiduciary duties to Buckeye’s unitholders in agreeing to enter into the Merger Agreement by means of an allegedly unfair process and for an allegedly unfair price. Each of the Federal Merger Litigation cases alleges that (i) either Buckeye’s preliminary proxy statement, filed with the SEC on June 7, 2019 (the “Preliminary Proxy Statement”) or Buckeye’s definitive proxy statement, filed with the SEC on June 25, 2019 (the “Proxy Statement”) omits material information with respect to the Merger, rendering it false and misleading and, as a result, that Buckeye and the members of the Board violated Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, and (ii) the members of the Board, as alleged control persons of Buckeye, violated Section 20(a) of the Exchange Act in connection with the filing of the allegedly materially deficient Preliminary Proxy Statement or Proxy Statement.

Each of the Federal Merger Litigation cases sought some or all of the following relief: an order enjoining the Merger, an order enjoining the unitholder vote until disclosure of the allegedly omitted material information identified is provided, the disclosure of all material information concerning the Merger, an order directing the Board to disseminate a proxy statement that does not contain any untrue statements of material fact and that states all material facts required or necessary to make the statements contained therein not misleading, an order rescinding the consummation of the Merger or an award of rescissory damages (in the event the Merger is consummated), a declaration that the defendants violated Sections 14(a) and/or 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder, an award of damages and an award of attorneys’ and experts’ fees and expenses.

Buckeye believes that each of the Federal Merger Litigation cases is without merit and no supplemental disclosure was required under applicable law. However, in order to avoid the risk of the Federal Merger Litigation delaying or adversely affecting the Merger and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, on July 22, 2019, Buckeye filed with the SEC a Current Report on Form 8-K and a Schedule 14A supplementing certain of the allegedly misleading proxy statement disclosures identified in the Federal Merger Litigation (the “Supplemental Proxy Statement”). Each plaintiff agreed that the disclosure contained in the Supplemental Proxy Statement mooted his or her disclosure claims. On August 27, 2019, the Greer Action was dismissed with prejudice as to the plaintiff. On September 5, 2019, the Kent Action was dismissed without prejudice. On September 11, 2019, the Riss Action was dismissed with prejudice as to the plaintiff. On September 30, 2019, the Ingalls Action was dismissed with prejudice as to the plaintiff. On October 3, 2019, the Curtis Action was dismissed without prejudice. On October 22, 2019, the McManus Action was dismissed with prejudice.

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

On September 6, 2019, Mr. Ryan filed in the Ingalls Action (which, as noted above, was subsequently dismissed as to Mr. Ingalls) a motion for appointment of lead counsel and for leave to file an amended complaint (the “Ryan Proposed Amended Complaint”). The Ryan Proposed Amended Complaint alleges, among other things, that in pursuing the Merger, the Board breached its express and implied contractual duties pursuant to Buckeye’s limited partnership agreement and its fiduciary duties to Buckeye’s unitholders in agreeing to enter into the Merger Agreement by means of an allegedly unfair process and for an allegedly unfair price. The Ryan Proposed Amended Complaint further alleges that (i) Buckeye’s Supplemental Proxy Statement omits material information with respect to the Merger, rendering it false and misleading and, as a result, that Buckeye and the members of the Board violated Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, and (ii) the members of the Board, as alleged control persons of Buckeye, violated Section 20(a) of the Exchange Act in connection with the filing of the allegedly materially deficient Supplemental Proxy Statement. The Ryan Proposed Amended Complaint seeks, among other things, an order enjoining the Merger, an order declaring the unitholder vote invalid, an order directing Buckeye to distribute to unitholders income earned in any stub period prior to the closing of the Merger, an order directing the Board to disseminate a proxy statement that does not contain any untrue statements of material fact and that states all material facts required or necessary to make the statements contained therein not misleading, a declaration that the defendants breached their fiduciary duties and violated Sections 14(a) and/or 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder, an order rescinding the Merger or awarding rescissory damages (in the event the Merger is consummated), an award of damages and an award of attorneys’ and experts’ fees and expenses. Buckeye believes the Ryan Proposed Amended Complaint is without merit.

Environmental Contingencies

At September 30, 2019 and December 31, 2018, we had $34.5 million and $39.0 million, respectively, of environmental remediation liabilities.  Costs ultimately incurred may be in excess of our estimates, which may have a material impact on our financial condition, results of operations or cash flows.  At September 30, 2019 and December 31, 2018, we had $3.9 million and $4.2 million, respectively, of receivables related to these environmental remediation liabilities covered by insurance or third-party claims.

5. INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Liquid petroleum products (1)	$98,889	$186,683
Materials and supplies	25,037	24,201
Total inventories	$123,926	$210,884

(1)	Ending inventory was 53.9 million and 114.7 million gallons of liquid petroleum products at September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019 and December 31, 2018, approximately 94% of our liquid petroleum products inventory volumes were designated in a fair value hedge relationship.  Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory reflected in our unaudited condensed consolidated statements of operations.

6.  OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consist of the following at the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Long-term lease liabilities (see Note 9)	$119,323	$—
Accrued employee benefit liabilities	27,632	28,246
Accrued environmental remediation liabilities	23,541	27,358
Deferred consideration	29,216	20,232
Asset retirement obligations	4,337	4,349
Other	7,215	4,715
Total other non-current liabilities	$211,264	$84,900

7. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Prepaid insurance	$14,207	$6,622
Margin deposits	8,280	8,684
Contract assets	20,391	16,989
Prepaid taxes	8,897	5,311
Assets held for sale	14,091	—
Other	14,474	21,288
Total prepaid and other current assets	$80,340	$58,894

8. EQUITY INVESTMENTS

The following table presents earnings (losses) from equity investments for the periods indicated (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Segment	2019	2018	2019	2018
VTTI B.V. (1)	Global Marine Terminals	$—	$4,375	$—	$13,647
Non-cash loss on write-down of investment in VTTI B.V. (2)	Global Marine Terminals	—	(300,280)	—	(300,280)
West Shore Pipe Line Company	Domestic Pipelines & Terminals	3,457	2,750	8,542	7,542
Muskegon Pipeline LLC	Domestic Pipelines & Terminals	766	353	1,227	1,109
Transport4, LLC	Domestic Pipelines & Terminals	315	164	804	614
South Portland Terminal LLC	Domestic Pipelines & Terminals	454	502	1,218	1,162
South Texas Gateway Terminal LLC (3)	Global Marine Terminals	(281)	(251)	(864)	(427)
Total earnings (loss) from equity investments		$4,711	$(292,387)	$10,927	$(276,633)

(1)	In January 2019, we completed the sale of our 50% equity interest in VTTI. See Note 3 - Acquisitions, Investments and Dispositions for further discussion.

(2)	In September 2018, we recorded our equity investment in VTTI at its estimated fair value, resulting in a non-cash loss.

(3)	In April 2018, we formed the STG Terminal joint venture. See Note 3 - Acquisitions, Investments and Disposition for further discussion.

Summarized combined income statement data for our equity method investments is as follows for the periods indicated (amounts represent 100% of investee income statement data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INCOME STATEMENT DATA:
Revenue	$28,549	$145,137	$76,305	$435,827
Operating income	16,177	42,637	42,650	132,446
Net income	12,374	24,262	32,817	75,394
Net income attributable to investee	12,374	22,748	32,817	70,877

9. LEASES

Lessee

We have entered into certain agreements to use property, plant and equipment, including office space, equipment and land, which qualify as leases. ROU lease assets and liabilities associated with leases with an initial term of twelve months or less are not recorded on the balance sheet. Operating leases are included in Other non-current assets and Other non-current liabilities on our unaudited condensed consolidated balance sheet as of September 30, 2019, with the current portion of such liabilities being included in Accrued and other current liabilities. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the expected term of the lease at the commencement date including, as applicable, renewal periods when we have the option to extend and it is reasonably certain we will do so. As most of our leases do not provide an explicit interest rate, we use an applicable implicit incremental borrowing rate, based on the information available at the commencement date, in determining the present value of future payments. We give consideration to our borrowing rates based on our credit rating as well as secured and unsecured debt instruments with similar characteristics when calculating our incremental borrowing rates. We do not currently have any material financing leases. The operating lease ROU asset also includes lease payments made as of the commencement date and excludes lease incentives and initial direct costs. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. At this time, our lease population does not have either variable lease payments or residual value guarantees that would materially impact the ROU asset and liability valuation. Additionally, we do not have any sublease arrangements or lease transactions with related parties.

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

The operating lease costs for the three months ended September 30, 2019 and 2018 were $7.8 million and $7.9 million, respectively, including $1.0 million and $1.7 million of short-term operating lease costs for the respective periods. The operating lease costs for the nine months ended September 30, 2019 and 2018 were $24.2 million and $24.1 million, respectively, including $4.5 million and $6.9 million of short-term operating lease costs for the respective periods.

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

Lease Activity	Balance Sheet Location	September 30, 2019
Operating lease right-of-use assets	Other non-current assets	$143,608

Current portion of operating lease liabilities	Accrued and other current liabilities	30,364
Operating lease liabilities	Other non-current liabilities	119,323
Total operating lease liabilities		$149,687

Weighted average remaining lease term		16.2 years

Weighted average discount rate		5.36%

The following table presents minimum lease payment obligations under noncancelable leases for our operating leases with terms in excess of one year as of September 30, 2019 (in thousands):

Total
Remainder of 2019	$12,520
2020	23,764
2021	20,049
2022	19,264
2023	19,231
Thereafter	140,836
Total	235,664
Less: Effect of discounting to net present value	(85,977)
Total operating lease liabilities	$149,687

Disclosures Related to Periods Prior to Adoption of ASC 842

The following table presents minimum lease payment obligations under our operating leases with terms in excess of one year for the years ending December 31st (in thousands):

Total
2019	$29,050
2020	26,255
2021	22,215
2022	21,378
2023	21,126
Thereafter	138,466
Total	$258,490

See Note 18 - Supplemental Cash Flow for discussion related to supplemental cash flow information related to leases.

10. OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following at the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Right of use lease assets (see Note 9)	$143,608	$—
Debt issuance costs	1,612	2,216
Insurance receivables related to environmental remediation reserves	1,499	2,057
Derivative assets	138	1,003
Other	21,966	35,862
Total other non-current assets	$168,823	$41,138

11. LONG-TERM DEBT

New Senior Secured Credit Facilities

Concurrent with the Merger, we obtained new senior secured credit facilities in an aggregate principal amount of up to $2.85 billion, consisting of (a) a $600 million senior secured revolving facility and (b) a $2.25 billion senior secured term loan, which are collectively referred to as the “New Senior Secured Credit Facilities”.

Our obligations under our New Senior Secured Credit Facilities are secured by certain of our assets and are guaranteed by certain of our subsidiaries. They contain certain affirmative covenants and negative covenants customary for senior secured financings. The New Revolving Facility is also subject to a financial covenant on a maximum first lien net leverage ratio, which will be tested only at the end of any fiscal quarter when the aggregate outstanding loan amount and letters of credit under the New Revolving Facility (taking into account certain deductions and adjustments) exceeds a certain pre-agreed percentage of the outstanding commitments under the New Revolving Facility at that time.

New Revolving Facility

The New Revolving Facility expires on November 1, 2024 and bears interest at either (i) a London Interbank Offered Rate determined by reference to the relevant interest period, adjusted for statutory reserve requirements (“LIBOR”), plus an applicable margin initially at 1.25% per annum and that will subsequently range from 1.00% per annum to 2.00% per annum based on a pricing grid by reference to the first lien net leverage ratio of Buckeye; or (ii) a base rate determined in accordance with the credit agreement establishing the New Senior Secured Credit Facilities (the “base rate”) plus an applicable margin initially at 0.25% per annum and that will subsequently range from 0% per annum to 1.00% per annum based on a pricing grid as determined by reference to the applicable first lien net leverage ratio of Buckeye. The unused portion of the New Revolving Facility, less letters of credit issued under the New Revolving Facility, is subject to a quarterly commitment fee at a percentage of such unused portion, ranging from 0.15% per annum to 0.40% per annum (determined daily in accordance with a pricing grid by reference to the first lien net leverage ratio of Buckeye). Quarterly letter of credit fees will accrue and be payable to each lender at a percentage of such lender’s exposure to the letters of credit issued under the New Revolving Facility, ranging from 1.00% per annum to 2.00% per annum (determined daily in accordance with a pricing grid by reference to the first lien net leverage ratio of Buckeye).

New Term Facility

Our New Term Facility matures at November 1, 2026. The interest rate options for the New Term Facility are (i) LIBOR plus an applicable margin of 2.75% per annum or (ii) the base rate plus an applicable margin of 1.75% per annum. The New Term Facility will, commencing with the second full fiscal quarter ending after the consummation of the Merger, amortize in aggregate annual amounts equal to 1.00% of its original principal amount, payable in equal quarterly installments, with the balance becoming due on the maturity date of the New Term Facility.

In conjunction with the Merger, we entered into a series of interest rate swap derivative contracts with a total aggregate notional amount of approximately $1.69 billion to hedge the cash flow associated with the New Term Facility variable rate debt.

Prior $1.5 billion Credit Facility

At the closing of the Merger, Buckeye terminated and paid in full the Prior $1.5 billion Credit Facility. At September 30, 2019, we had a $159.0 million outstanding balance under the Prior $1.5 billion Credit Facility, $79.0 million of which was classified as current. The weighted average interest rate for borrowings under the Prior $1.5 billion Credit Facility was 3.8% during the nine months ended September 30, 2019.

Extinguishment of Debt

In January 2018, we repaid in full the $300.0 million principal amount outstanding under our 6.050% notes.

In January 2019, we repaid in full the $250.0 million variable-rate Term Loan due September 30, 2019 (the “Prior $250 million Term Loan”), using proceeds from the VTTI sale transaction.

In February 2019, we repaid in full the $275.0 million principal amount outstanding under our 5.500% notes, using proceeds from the VTTI sale transaction as well as borrowings under our Prior $1.5 billion Credit Facility.

As a result of the 2019 debt retirements, we incurred a $4.0 million loss on early extinguishment of debt, consisting of a $3.6 million make-whole payment related to the 5.500% notes and unamortized financing costs of $0.4 million included in Other expense, net, on our unaudited condensed consolidated statements of operations.

Other Notes Offerings

In January 2018, we issued $400.0 million of junior subordinated notes (“Junior Notes”) maturing on January 22, 2078, which are redeemable at Buckeye’s option, in whole or in part, on or after January 22, 2023. The Junior Notes bear interest at a fixed rate of 6.375% per year up to, but not including, January 22, 2023. From January 22, 2023, the Junior Notes will bear interest at a floating rate based on the Three-Month LIBOR plus 4.02%, reset quarterly. Total proceeds from this offering, after underwriting fees, expenses, and debt issuance costs, were $394.9 million. We used the net proceeds from this offering to reduce indebtedness outstanding under our Prior $1.5 billion Credit Facility and for general partnership purposes.

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to financial market risks, including changes in interest rates and commodity prices, in the course of our normal business operations.  We use derivative instruments to manage such risks.

Interest Rate Derivatives

From time to time, we utilize forward-starting interest rate swaps to hedge the variability of the forecasted interest payments on anticipated or existing debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued or during the period the debt is outstanding. When entering into interest rate swap transactions, we become exposed to both credit risk and market risk. We are subject to credit risk when the change in fair value of the swap instrument is positive and the counterparty may fail to perform under the terms of the contract. We are subject to market risk with respect to changes in the underlying benchmark interest rate that impacts the fair value of the swaps. We manage our credit risk by entering into swap transactions only with major financial institutions with investment-grade credit ratings. We manage our market risk by aligning the swap instrument with the existing underlying debt obligation or a specified expected debt issuance, generally associated with the maturity of an existing debt obligation. We designate the swap agreements as cash flow hedges at inception and expect the changes in values to be highly correlated with the changes in value of the anticipated interest payments associated with the hedged borrowings.

Refer to Note 11 - Long-Term Debt, for information regarding interest rate swap arrangements entered into in conjunction with the New Term Facility.

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
The following table summarizes the notional volumes of the net long (short) positions of our commodity derivative instruments outstanding at September 30, 2019 (amounts in thousands of gallons):

	Volume
Derivative Purpose	Current	Long-Term
Derivatives NOT designated as hedging instruments:
Physical fixed-price derivative contracts	(14,544)	(879)
Physical index derivative contracts	(677)	—
Futures contracts for refined petroleum products	(26,622)	1,638
			Hedge Type
Derivatives designated as hedging instruments:
Cash flow hedge futures contracts	29,652	—	Cash Flow Hedge
Physical fixed price derivative contracts	(2,946)	—	Cash Flow Hedge
Futures contracts for refined petroleum products	(50,568)	—	Fair Value Hedge

Our futures contracts designated as fair value hedges relate to our inventory portfolio and extend to the second quarter of 2020. Our futures contracts related to forecasted purchases and sales of refined petroleum products, not designated in a hedging relationship, extend to the second quarter of 2020.

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

The following table sets forth the fair value of each classification of derivative instruments and the derivative instruments’ location on our unaudited condensed consolidated balance sheets at the dates indicated (in thousands):

	September 30, 2019
	Derivative Carrying Value	Netting Balance Sheet Adjustment (1)	Net Total
Physical fixed-price derivative contracts	$5,778	$(230)	$5,548
Physical index derivative contracts	139	(36)	103
Total current derivative assets	5,917	(266)	5,651
Physical fixed-price derivative contracts	138	—	138
Total non-current derivative assets	138	—	138
Physical fixed-price derivative contracts	(1,166)	230	(936)
Physical index derivative contracts	(145)	36	(109)
Total current derivative liabilities	(1,311)	266	(1,045)
Net derivative assets	$4,744	$—	$4,744

(1) Amounts represent the netting of physical fixed price and index contracts’ assets and liabilities when a legal right of offset exists.

	December 31, 2018
	Derivative Carrying Value (1)	Netting Balance Sheet Adjustment (2)	Net Total
Physical fixed-price derivative contracts	$17,934	$(84)	$17,850
Physical index derivative contracts	286	(117)	169
Total current derivative assets	18,220	(201)	18,019
Physical fixed-price derivative contracts	1,003	—	1,003
Total non-current derivative assets	1,003	—	1,003
Physical fixed-price derivative contracts	(1,386)	84	(1,302)
Physical index derivative contracts	(135)	117	(18)
Total current derivative liabilities	(1,521)	201	(1,320)
Physical fixed-price derivative contracts	(3)	—	(3)
Total non-current derivative liabilities	(3)	—	(3)
Net derivative assets	$17,699	$—	$17,699

(1)	Other than our exchange-settled derivative contracts, as of December 31, 2018, none of our derivative instruments were designated as hedging instruments.

(2)	Amounts represent the netting of physical fixed price and index contracts’ assets and liabilities when a legal right of offset exists.

At September 30, 2019, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts and physical index contracts noted above) varied in duration in the overall portfolio, but did not extend beyond March 2021. In addition, at September 30, 2019, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2019	2018	2019	2018
Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	Product sales	$2,927	$(3,887)	$(4,948)	$(4,192)
Physical index derivative contracts	Product sales	63	123	171	283
Physical fixed price derivative contracts	Cost of product sales	(4,253)	697	(5,884)	644
Physical index derivative contracts	Cost of product sales	(127)	53	(343)	479
Futures contracts for refined products	Cost of product sales	2,403	2,493	4,251	(2,070)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2019	2018	2019	2018
Derivatives designated as fair value hedging instruments:
Futures contracts for refined products	Cost of product sales	$1,886	$(8,049)	$(25,738)	$(12,355)
Physical inventory - hedged items	Cost of product sales	(1,041)	7,214	27,524	10,754

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2019	2018	2019	2018
Ineffectiveness excluding the time value component on fair value hedging instruments:
Fair value hedge ineffectiveness (excluding time value)	Cost of product sales	$2,464	$1,196	$(245)	$1,000
Time value excluded from hedge assessment	Cost of product sales	(1,619)	(2,031)	2,031	(2,601)
Net (loss) gain for ineffectiveness in income		$845	$(835)	$1,786	$(1,601)

The change in value recognized in OCI and the losses reclassified from accumulated other comprehensive income (“AOCI”) to income, attributable to our derivative instruments designated as cash flow hedges, were as follows for the periods indicated (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Derivatives designated as cash flow hedging instruments:
Interest rate contracts	$—	$7,322	$—	$27,739
Commodity derivatives	2,033	(193)	1,311	2,464
Total	$2,033	$7,129	$1,311	$30,203

		Loss Reclassified from AOCI to Income (Effective Portion) for the
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2019	2018	2019	2018
Derivatives designated as cash flow hedging instruments:
Interest rate derivative contracts	Interest and debt expense	$(2,296)	$(2,296)	$(6,888)	$(6,928)
Total		$(2,296)	$(2,296)	$(6,888)	$(6,928)

13. FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier fair value hierarchy as follows:

Recurring

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis, as of the measurement dates indicated, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	September 30, 2019		December 31, 2018
	Level 1	Level 2	Level 1	Level 2
Financial assets:
Physical fixed-price derivative contracts	$—	$5,916	$—	$18,937
Physical index derivative contracts	—	139	—	286

Financial liabilities:
Physical fixed-price derivative contracts	—	(1,166)	—	(1,389)
Physical index derivative contracts	—	(145)	—	(135)
Fair value	$—	$4,744	$—	$17,699

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

The values of the Level 2 commodity derivative contracts were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data.  Level 2 physical fixed-price derivative assets are net of credit value adjustments (“CVAs”) determined using an expected cash flow model, which incorporates assumptions about the credit risk of the derivative contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract. The CVAs were nominal as of September 30, 2019 and December 31, 2018. As of September 30, 2019 and December 31, 2018, the Merchant Services segment did not hold any net liability derivative positions containing credit contingent features.

Financial instruments included in current assets and current liabilities are reported in the unaudited condensed consolidated balance sheets at amounts which approximate fair value due to the relatively short period to maturity of these financial instruments.  The fair values of our fixed-rate debt were estimated by observing market trading prices and by comparing the historic market prices of our publicly issued debt with the market prices of the publicly issued debt of MLPs with similar credit ratings and terms.  The fair value of our variable-rate debt approximates the carrying amount since the associated interest rates are market-based. The carrying value and fair value of our debt, using Level 2 input values, were as follows at the dates indicated (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$3,274,174	$3,053,616	$3,546,396	$3,364,549
Variable-rate debt	555,670	559,045	1,168,046	1,172,328
Total debt	$3,829,844	$3,612,661	$4,714,442	$4,536,877

In addition, our pension plan assets are measured at fair value on a recurring basis, based on Level 1 and Level 3 inputs.

We recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period.  We did not have any transfers between Level 1 and Level 2 during the nine months ended September 30, 2019 and 2018.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. During the three months ended September 30, 2018, we recorded a $300.3 million non-cash loss related to the sale of our equity investment in VTTI based on Level 2 inputs and a $537.0 million non-cash goodwill impairment charge related to our Global Marine Terminals’ Caribbean and New York Harbor operations reporting unit based on Level 3 inputs. For the three and nine months ended September 30, 2019, there was no significant fair value adjustments related to such assets or liabilities reflected in our unaudited condensed consolidated financial statements.

14. UNIT-BASED COMPENSATION PLANS

Prior to the Merger, we awarded unit-based compensation to employees and directors primarily under the 2013 Long Term Incentive Plan of Buckeye Partners, L.P. (the “LTIP”), as subsequently amended and restated in June 2017. The LTIP was terminated in conjunction with the Merger and all unvested outstanding awards vested upon the Merger at the same value as the outstanding LP Units.

We recognized compensation expense related to awards under the LTIP of $5.9 million and $4.9 million for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, we recognized compensation expense of $21.6 million and $21.7 million, respectively.

Deferral Plan under the LTIP

Prior to the closing of the Merger, we also maintained the Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective December 13, 2016 (the “Deferral Plan”), pursuant to which we issued phantom and matching units under the LTIP to certain employees in lieu of cash compensation at the election of the employee. During the nine months ended September 30, 2019, 158,970 phantom units (including matching units) were granted under this plan. These grants are included as granted in the LTIP activity table below. The Deferral Plan was terminated in conjunction with the Merger.

Awards under the LTIP

During the nine months ended September 30, 2019, the Compensation Committee of the Board granted 529,859 phantom units to employees (including the 158,970 phantom units granted pursuant to the Deferral Plan, as discussed above), 32,247 phantom units to independent directors of Buckeye GP and 345,943 performance units to employees.

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted Average Grant Date Fair Value per LP Unit (1)
Unvested at January 1, 2019	1,645	$55.52
Granted (2)	908	30.98
Vested	(244)	52.24
Forfeited	(265)	50.24
Unvested at September 30, 2019	2,044	$45.70

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

15. PARTNERS’ CAPITAL AND DISTRIBUTIONS

Upon closing of the Merger, all of our LP Units are held by Hercules.

Equity Offering

In March 2018, we issued approximately 6.2 million Class C Units in a private placement for aggregate gross proceeds of $265.0 million. The net proceeds were $262.0 million, after deducting issuance costs of approximately $3.0 million. We used the net proceeds from this offering to reduce the indebtedness outstanding under our Prior $1.5 billion Credit Facility, to partially fund growth capital expenditures and for general partnership purposes.

Class C Units represented a separate class of our limited partnership interests. The Class C Units were substantially similar in all respects to our existing LP Units, except that Buckeye had the option to pay distributions on the Class C Units in cash or by issuing additional Class C Units. In November 2018, all 6,714,963 Class C Units converted into LP Units on a one-for-one basis.

Summary of Changes in Outstanding Units

The following is a summary of changes in Buckeye’s outstanding units for the period indicated (in thousands):

LP Units
Units outstanding at January 1, 2019	153,755
LP units issued pursuant to the LTIP (1)	168
Units outstanding at September 30, 2019	153,923

(1) The number of LP Units issued represents issuance net of tax withholding.

Distributions

Cash distributions were paid for LP Units and for distribution equivalent rights with respect to certain unit-based compensation awards outstanding as of each respective period. Actual cash distributions on our LP Units totaled $348.8 million ($2.25 per LP Unit) and $560.2 million ($3.7875 per LP Unit) during the nine months ended September 30, 2019 and 2018, respectively.

16. EARNINGS PER UNIT

Upon closing of the Merger, all of our LP Units are held by Hercules, and we will not be presenting earnings per unit information for periods after the effective date of the Merger.

The following tables set forth the calculation of basic and diluted earnings per unit, attributable to Buckeye’s unitholders, taking into consideration net income allocable to participating securities, as well as the reconciliation of basic weighted average units outstanding to diluted weighted average units outstanding (in thousands, except per unit amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income (loss) attributable to unitholders	$112,350	$(745,835)	$281,394	$(541,558)

Basic:
Weighted average units outstanding - basic	153,922	153,512	153,896	151,908
Earnings (loss) per unit - basic	$0.73	$(4.86)	$1.83	$(3.57)

Diluted:
Weighted average units outstanding - basic	153,922	153,512	153,896	151,908
Effect of dilutive securities	819	—	775	—
Weighted average units outstanding - diluted	154,741	153,512	154,671	151,908
Earnings (loss) per unit - diluted	$0.73	$(4.86)	$1.82	$(3.57)

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

Financial Information by Segment

For the three and nine months ended September 30, 2019 and 2018, no customer contributed 10% or more of consolidated revenue.

The following tables provide information about our revenue types by reportable segment for the periods indicated (in thousands).

	Three Months Ended September 30,
	2019
	Domestic Pipelines & Terminals	Global Marine Terminals	Merchant Services	Intersegment Eliminations	Total
Revenue from contracts with customers
Pipeline transportation	$137,065	$—	$—	$(2,880)	$134,185
Terminalling and storage services	108,244	85,778	—	(7,876)	186,146
Product sales	—	2,631	328,222	(2,930)	327,923
Other services	9,106	436	965	(14)	10,493
Total revenue from contracts with customers	254,415	88,845	329,187	(13,700)	658,747
Revenue from leases	12,543	48,870	—	(148)	61,265
Commodity derivative contracts, net	698	—	90,705	—	91,403
Total revenue	$267,656	$137,715	$419,892	$(13,848)	$811,415

	Three Months Ended September 30,
	2018
	Domestic Pipelines & Terminals	Global Marine Terminals	Merchant Services	Intersegment Eliminations	Total
Revenue from contracts with customers
Pipeline transportation	$127,846	$—	$—	$(1,938)	$125,908
Terminalling and storage services	106,537	92,948	—	(8,251)	191,234
Product sales	—	5,243	433,156	(1,699)	436,700
Other services	12,576	434	1,984	(13)	14,981
Total revenue from contracts with customers	246,959	98,625	435,140	(11,901)	768,823
Revenue from leases	9,199	42,943	—	(142)	52,000
Commodity derivative contracts, net	330	—	88,395	—	88,725
Total revenue	$256,488	$141,568	$523,535	$(12,043)	$909,548

	Nine Months Ended September 30,
	2019
	Domestic Pipelines & Terminals	Global Marine Terminals	Merchant Services	Intersegment Eliminations	Total
Revenue from contracts with customers
Pipeline transportation	$379,078	$—	$—	$(8,055)	$371,023
Terminalling and storage services	316,383	261,546	—	(24,783)	553,146
Product sales	—	2,893	1,191,788	(8,612)	1,186,069
Other services	29,294	1,306	2,021	(46)	32,575
Total revenue from contracts with customers	724,755	265,745	1,193,809	(41,496)	2,142,813
Revenue from leases	32,558	140,334	—	(442)	172,450
Commodity derivative contracts, net	(4,540)	—	321,366	—	316,826
Total revenue	$752,773	$406,079	$1,515,175	$(41,938)	$2,632,089

	Nine Months Ended September 30,
	2018
	Domestic Pipelines & Terminals	Global Marine Terminals	Merchant Services	Intersegment Eliminations	Total
Revenue from contracts with customers
Pipeline transportation	$377,276	$—	$—	$(7,741)	$369,535
Terminalling and storage services	323,493	294,093	—	(26,574)	591,012
Product sales	—	5,263	1,531,849	(6,941)	1,530,171
Other services	35,359	775	6,804	(1,375)	41,563
Total revenue from contracts with customers	736,128	300,131	1,538,653	(42,631)	2,532,281
Revenue from leases	28,254	128,665	—	(142)	156,777
Commodity derivative contracts, net	(2,579)	—	344,923	2,090	344,434
Total revenue	$761,803	$428,796	$1,883,576	$(40,683)	$3,033,492

The following table summarizes revenue by major geographic area for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
United States	$759,146	$846,390	$2,477,464	$2,847,217
International	52,269	63,158	154,625	186,275
Total revenue	$811,415	$909,548	$2,632,089	$3,033,492

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

We believe that users of our financial statements benefit from having access to the same financial measures that we use and that these measures are useful because they aid in comparing our operating performance with that of other companies with similar operations.  The Adjusted EBITDA data presented by us may not be comparable to similarly titled measures at other companies because these items may be defined differently by other companies.

The following table presents a reconciliation of consolidated net income, which is the most comparable financial measure under GAAP, to Adjusted EBITDA, as well as Adjusted EBITDA by segment for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of Net income (loss) to Adjusted EBITDA:
Net income (loss)	$112,845	$(745,336)	$284,620	$(534,927)
Less: Net income attributable to noncontrolling interests	(495)	(499)	(1,489)	(6,631)
Net income (loss) attributable to Buckeye Partners, L.P.	112,350	(745,835)	283,131	(541,558)
Add: Interest and debt expense	50,107	60,332	151,849	179,003
Income tax expense	464	634	1,059	1,906
Depreciation and amortization (1)	66,896	68,464	196,639	199,171
Non-cash unit-based compensation expense	5,944	4,921	21,642	21,587
Acquisition, dispositions, and transition expense (2)	3,971	21	13,837	444
Non-cash impairment on disposals of long-lived assets	—	—	3,106	—
Proportionate share of Adjusted EBITDA for equity method investment in VTTI (3)	—	32,255	—	101,435
Goodwill impairment	—	536,964	—	536,964
Hurricane-related costs, net of recoveries (4)	2,062	68	(2,748)	(744)
Loss from the equity method investment in VTTI (3)	—	295,905	—	286,633
Loss on early extinguishment of debt (5)	—	—	4,020	—
Less: Gains on property damage recoveries (6)	—	—	—	(14,535)
Adjusted EBITDA	$241,794	$253,729	$672,535	$770,306

Adjusted EBITDA:
Domestic Pipelines & Terminals	$160,140	$137,676	$429,115	$413,648
Global Marine Terminals	77,429	111,692	229,092	349,838
Merchant Services	4,225	4,361	14,328	6,820
Adjusted EBITDA	$241,794	$253,729	$672,535	$770,306

(1)
Includes 100% of the depreciation and amortization expense of $54.5 million for Buckeye Texas for the nine months ended September 30, 2018. In April 2018, we acquired our business partner’s 20% ownership interest in Buckeye Texas and, as a result, own 100% of Buckeye Texas.

(2)	Represents transaction, internal and third-party costs related to the Merger, asset acquisitions, dispositions, and integration.

(3)
Due to the significance of our equity method investment in VTTI, effective January 1, 2017 through September 30, 2018, we applied the definition of Adjusted EBITDA, covered in our description of Adjusted EBITDA, with respect to our proportionate share of VTTI’s Adjusted EBITDA. The calculation of our proportionate share of the reconciling items used to derive Adjusted EBITDA was based upon our 50% equity interest in VTTI, prior to adjustments related to noncontrolling interests in several of its subsidiaries and partnerships, which were immaterial. In September 2018, we recorded our equity investment in VTTI at its estimated fair value, resulting in a non-cash loss of $300.3 million.

(4)
Represents costs incurred at our BBH facility in the Bahamas, Yabucoa Terminal in Puerto Rico, Corpus Christi facilities in Texas, and certain terminals in Florida, as a result of hurricanes, which occurred in 2019, 2017 and 2016, including operating expenses and write-offs of damaged long-lived assets, net of insurance recoveries. For the nine months ended September 30, 2019 and 2018, our hurricane-related insurance recoveries on prior losses exceeded costs.

(5)	Represents the loss on early extinguishment of the $275.0 million principal amount outstanding under our 5.500% notes and the Prior $250.0 million Term Loan.

(6)
Represents gains on recoveries of property damages caused by third parties, which primarily related to a settlement in connection with a 2012 vessel allision with a jetty at our BBH facility in the Bahamas.

18. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for interest (net of capitalized interest)	$145,859	$164,714
Cash paid for income taxes	2,487	1,069
Capitalized interest	5,308	6,680
Cash paid for lease liabilities	18,392	N/A

Non-cash activities:
Issuance of Class C Units in Lieu of quarterly cash distribution	$—	$18,490
Recognition of non-cash ROU assets and operating lease obligations (see Note 9)	149,687	N/A
Capital expenditure accruals	43,498	93,528

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains various forward-looking statements and information that are based on our beliefs, as well as assumptions made by us and information currently available to us.  When used in this Report, words such as “proposed,” “anticipate,” “project,” “potential,” “could,” “should,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” “plan,” “seek,” “outlook” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that such expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct.  Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Part I “Item 1A, Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018, in Part II, “Item 1A. Risk Factors” of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2019, June 30, 2019, and in Part II, Item IA below. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  Although the expectations in the forward-looking statements are based on our current beliefs and expectations, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

Introduction

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Report. This information is intended to provide users of our financial statements with an understanding of our past performance and current financial condition. Our discussion and analysis includes the following:

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

Merger Closing

On November 1, 2019, Buckeye Partners, L.P., a Delaware limited partnership (“Buckeye”), merged with Hercules Merger Sub LLC, a Delaware limited liability company (“Merger Sub”), with Buckeye continuing as the surviving entity and a wholly owned subsidiary of Hercules Intermediate Holdings LLC, a Delaware limited liability company (“Hercules” and such merger, the “Merger”). Buckeye GP LLC (“Buckeye GP”) remains our general partner. Hercules is wholly owned by IFM Global Infrastructure Fund, a Cayman Islands Unit Trust. As used in these Notes to Unaudited Condensed Consolidated Financial Statements, “we,” “us,” “our” and “Buckeye” mean Buckeye Partners, L.P. and, where the context requires, includes our subsidiaries.

As previously disclosed, on May 10, 2019, we entered into the Agreement and Plan of Merger (the “Merger Agreement”) with Hercules, Merger Sub, Buckeye Pipe Line Services Company, a Pennsylvania corporation, and Buckeye GP. Under the terms and conditions set forth in the Merger Agreement, each of our issued and outstanding limited partner units representing limited partnership interests (“LP Units”) (other than LP Units owned immediately prior to the Merger by us or by Hercules or any of its subsidiaries), ceased to be outstanding and was converted into the right to receive $41.50 in cash, without interest.

Up to and prior to the Merger, Buckeye Partners, L.P. was a publicly traded Delaware master limited partnership, and its LP Units, were listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “BPL.” In connection with the consummation of the Merger, we requested that the NYSE delist our LP Units and, as a result, trading of our LP Units, which traded under the ticker symbol “BPL” on the NYSE, was suspended prior to the opening of the NYSE on November 1, 2019. We also requested that the NYSE file a Form 25 with the SEC notifying the SEC of the delisting of our LP Units and the withdrawal of registration of our LP Units under Section 12(b) of the Exchange Act. Following the effectiveness of the Form 25, we intend to file with the SEC a Form 15 regarding the termination of registration of our LP Units under the Exchange Act and the suspension of reporting obligations with respect to our LP Units. However, we will continue to file periodic reports under the Securities Exchange Act of 1934, as amended, pursuant to requirements under our existing outstanding senior notes issuances.

For more information regarding the closing of the Merger, please see our Form 8-K filed with the SEC on November 1, 2019. For more information regarding the Merger and the Merger Agreement, please see our Form 8-K filed with the SEC on May 10, 2019 and our Schedule 14A filed with the SEC on June 25, 2019, as supplemented by the Form 8-K we filed with the SEC on July 22, 2019.

Strategy

The key elements of our business strategy are to:

•	Operate in a safe, regulatory compliant, and environmentally responsible manner;

•	Maximize utilization and efficiency of our assets;

•	Maintain strong, stable and long-term customer relationships;

•	Optimize, expand and diversify our portfolio of energy assets through strategic investments; and

•	Maintain a strong financial position.

We intend to achieve our strategy by:

•	Building, acquiring and operating high quality, strategically-located assets and continually evaluating potential monetization opportunities related to our current asset portfolio;

•	Maintaining and enhancing the integrity of our pipelines, terminals and storage assets, and operating them in a safe and environmentally responsible manner;

•	Seeking to acquire or develop other energy-related assets without compromising our strong financial position that:

•	Complement our existing footprint;

•	Provide geographic, product and/or asset class diversity; and

•	Leverage existing management capabilities and infrastructure;

•	Valuing the effort, teamwork and innovation of our employees; and

•	Providing superior customer service.

Recent Developments

New Senior Secured Credit Facilities

Concurrent with the consummation of the Merger, we terminated our $1.5 billion credit facility with SunTrust Bank as administrative agent (the “Prior $1.5 billion Credit Facility”) and obtained new senior secured credit facilities in an aggregate principal amount of up to $2.85 billion, consisting of (a) a $600 million senior secured revolving facility (the “New Revolving Facility”) and (b) a $2.25 billion senior secured term loan facility (the “New Term Facility”), which are collectively referred to as the “New Senior Secured Credit Facilities.”

VTTI Divestiture

In November 2018, we executed a definitive agreement to sell our 50% equity interest in VTTI B.V. (“VTTI”) for approximately $975.0 million, excluding transaction costs of approximately $4.0 million incurred in 2019, plus a final earnings distribution of $22.6 million received in the fourth quarter of 2018. The sale closed in January 2019.

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

South Texas Transactions

South Texas Gateway Terminal LLC (“STG Terminal”) is expected to commence and ramp up operations by mid-2020 and is supported by long-term minimum volume throughput commitments and storage contracts from credit-worthy customers, including our joint-venture partners. We own a 50% interest in STG Terminal, and Phillips 66 Partners LP and Gray Oak Gateway Holdings, a subsidiary of Marathon Petroleum Corporation, each own a 25% interest in STG Terminal. The total construction cost for STG Terminal is estimated on a 100% basis at approximately $590.0 million, or a net of $295.0 million to our interest. To date, our net investment is $98.9 million, including $58.2 million of net contributions during the nine months ended September 30, 2019. We account for our interest in STG Terminal, which is included in our Global Marine Terminals segment, using the equity method of accounting.

Notes Repayments

In January 2019, we repaid in full the $250.0 million variable-rate Term Loan due September 30, 2019 (the “Prior $250 million Term Loan”), using proceeds from the VTTI sale transaction.

In February 2019, we repaid in full the $275.0 million principal amount outstanding under our 5.500% notes, using proceeds from the VTTI sale transaction as well as borrowings under our Prior $1.5 billion Credit Facility.

As a result of the retirements, we incurred a $4.0 million loss on early extinguishment of debt, consisting of a $3.6 million make-whole payment related to the 5.500% notes and unamortized financing costs of $0.4 million included in Other expense, net, on our unaudited condensed consolidated statements of operations.

Results of Operations

Consolidated Summary

Our summary operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$811,415	$909,548	$2,632,089	$3,033,492
Costs and expenses	652,590	764,415	2,201,451	2,573,149
Goodwill impairment	—	536,964	—	536,964
Operating income (loss)	158,825	(391,831)	430,638	(76,621)
Other expense, net	(50,227)	(60,484)	(155,886)	(179,767)
Earnings (loss) from equity investments	4,711	(292,387)	10,927	(276,633)
Income (loss) before taxes	113,309	(744,702)	285,679	(533,021)
Income tax expense	(464)	(634)	(1,059)	(1,906)
Net income (loss)	112,845	(745,336)	284,620	(534,927)
Less: Net income attributable to noncontrolling interests	(495)	(499)	(1,489)	(6,631)
Net income (loss) attributable to Buckeye Partners, L.P.	$112,350	$(745,835)	$283,131	$(541,558)

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

We believe that users of our financial statements benefit from having access to the same financial measures used by management and that these measures are useful because they aid in comparing our operating performance with that of other companies with similar operations.  The Adjusted EBITDA and distributable cash flow data presented by us may not be comparable to similarly titled measures at other companies because these items may be defined differently by other companies.

The following table presents Adjusted EBITDA by segment and on a consolidated basis, distributable cash flow and a reconciliation of net income, which is the most comparable financial measure under generally accepted accounting principles, to Adjusted EBITDA and distributable cash flow for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted EBITDA:
Domestic Pipelines & Terminals	$160,140	$137,676	$429,115	$413,648
Global Marine Terminals	77,429	111,692	229,092	349,838
Merchant Services	4,225	4,361	14,328	6,820
Total Adjusted EBITDA	$241,794	$253,729	$672,535	$770,306
Reconciliation of Net Income (Loss) to Adjusted EBITDA and Distributable cash flow:
Net income (loss)	$112,845	$(745,336)	$284,620	$(534,927)
Less: Net income attributable to noncontrolling interests	(495)	(499)	(1,489)	(6,631)
Net income (loss) attributable to Buckeye Partners, L.P.	112,350	(745,835)	283,131	(541,558)
Add: Interest and debt expense	50,107	60,332	151,849	179,003
Income tax expense	464	634	1,059	1,906
Depreciation and amortization (1)	66,896	68,464	196,639	199,171
Non-cash unit-based compensation expense	5,944	4,921	21,642	21,587
Acquisition, dispositions, and transition expense (2)	3,971	21	13,837	444
Non-cash impairment on disposals of long-lived assets	—	—	3,106	—
Proportionate share of Adjusted EBITDA for the equity method investment in VTTI (3)	—	32,255	—	101,435
Goodwill impairment	—	536,964	—	536,964
Hurricane-related costs, net of recoveries (4)	2,062	68	(2,748)	(744)
Loss from the equity method investment in VTTI (3)	—	295,905	—	286,633
Loss on early extinguishment of debt (5)	—	—	4,020	—
Less: Gains on property damage recoveries (6)	—	—	—	(14,535)
Adjusted EBITDA	$241,794	$253,729	$672,535	$770,306
Less: Interest and debt expense, excluding amortization of deferred financing costs, debt discounts, debt retirement costs, and interest rate swap settlements and amortization	(46,517)	(56,405)	(141,045)	(167,248)
Income tax expense, excluding non-cash taxes	(279)	(410)	(874)	(1,498)
Maintenance capital expenditures	(30,678)	(31,904)	(82,109)	(88,670)
Proportionate share of VTTI’s interest expense, current income tax expense, realized foreign currency derivative gains and losses, and maintenance capital expenditures (3)	—	(8,898)	—	(28,873)
Add: Hurricane-related maintenance capital expenditures	445	752	749	4,014
Distributable cash flow	$164,765	$156,864	$449,256	$488,031
_________________________

(1)
Includes 100% of the depreciation and amortization expense of $54.5 million for Buckeye Texas Partners LLC (“Buckeye Texas”) for the nine months ended September 30, 2018. In April 2018, we acquired our business partner’s 20% ownership interest in Buckeye Texas and, as a result, own 100% of Buckeye Texas.

(2)	Represents transaction, internal and third-party costs related to the Merger, asset acquisitions, dispositions, and integration.

(3)
Due to the significance of our equity method investment in VTTI, effective January 1, 2017 through September 30, 2018, we applied the definition of Adjusted EBITDA and distributable cash flow, covered in our description of non-GAAP financial measures, with respect to our proportionate share of VTTI’s Adjusted EBITDA and distributable cash flow. The calculation of our proportionate share of the reconciling items used to derive these VTTI performance metrics was based upon our 50% equity interest in VTTI, prior to adjustments related to noncontrolling interests in several of its subsidiaries and partnerships, which were immaterial. In September 2018, we recorded our equity investment in VTTI at its estimated fair value, resulting in a non-cash loss of $300.3 million.

(4)
Represents costs incurred at our Buckeye Bahamas Hub Limited (“BBH”) facility in the Bahamas, Yabucoa Terminal in Puerto Rico, Corpus Christi facilities in Texas, and certain terminals in Florida, as a result of hurricanes, which occurred in 2019, 2017 and 2016, including operating expenses and write-offs of damaged long-lived assets, net of insurance recoveries. For the nine months ended September 30, 2019 and 2018, our hurricane-related insurance recoveries on prior losses exceeded costs incurred.

(5)	Represents the loss on early extinguishment of the $275.0 million principal amount outstanding under our 5.500% notes and the Prior $250.0 million Term Loan.

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

The following table presents product volumes in barrels per day (“bpd”) and average tariff rates in cents per barrel for our Domestic Pipelines & Terminals segment, capacity utilization percentages for our Global Marine Terminals segment and total sales volumes for the Merchant Services segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Domestic Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	795.7	815.9	774.1	784.3
Jet fuel(1)	276.4	288.4	264.0	266.8
Middle distillates (2)	300.2	304.9	328.0	320.4
Other products (3)	19.5	12.9	16.0	13.4
Total throughput	1,391.8	1,422.1	1,382.1	1,384.9
Terminals:
Throughput (4) (5)	1,344.8	1,276.0	1,311.1	1,272.1

Pipeline average tariff (cents/bbl) (6)	102.8	89.0	97.8	91.0

Global Marine Terminals (percent of capacity):
Average capacity utilization rate (7)	78%	78%	78%	84%

Merchant Services (in millions of gallons):
Sales volumes	219.3	242.6	786.4	901.7
___________________________

(1)	Excludes 105.7 bpd and 108.9 bpd of jet fuel for the three and nine months ended September 30, 2018, respectively, related to the DPTS asset package divested on December 17, 2018.

(2)	Includes diesel fuel and heating oil.

(3)	Includes liquefied petroleum gas, intermediate petroleum products and crude oil.

(4)	Includes the throughput of two underground propane storage caverns.

(5)	Excludes 61.1 bpd and 58.8 bpd of total terminal throughput for the three and nine months ended September 30, 2018, respectively, related to the DPTS asset package divested on December 17, 2018.

(6)	Pipeline average tariff for the three and nine months ended September 30, 2018 has been adjusted to remove the effects of the DPTS asset package divested on December 17, 2018.

(7)
Represents the ratio of contracted capacity to capacity available to be contracted.  Based on total capacity (i.e., including out of service capacity), average capacity utilization rates are approximately 75% and 76% for the three months ended September 30, 2019 and 2018, respectively, and approximately 76% and 80% for the nine months ended September 30, 2019 and 2018, respectively.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Consolidated Overview

Net income was $112.8 million for the three months ended September 30, 2019, an increase of $858.1 million, or 115.1%, from a net loss of $745.3 million for the corresponding period in 2018.  After adjusting for a $537.0 million non-cash goodwill impairment charge associated with our Global Marine Terminals’ Caribbean and New York Harbor operations (“GMT Caribbean and NYH reporting unit”) and a $300.3 million non-cash loss related to the sale of our equity method investment in VTTI, both of which were recorded in the prior year period, the increase was $20.8 million. This increase was driven by stronger operating results in the Domestic Pipelines and Terminals segment, as further explained in the discussion of Adjusted EBITDA by segment below, and lower interest and debt expense of $10.2 million due to the retirement of debt in the first quarter of 2019. The favorable impact of these factors was partially offset by (i) lower operating results from the Global Marine Terminals segment’s segregated storage services, partially offset by increased contribution from our South Texas operations as further discussed below; (ii) a $4.0 million increase in transaction costs primarily associated with the divestiture of certain assets and the Merger Transaction announced in May 2019; and (iii) an increase of $2.0 million in hurricane-related costs, net of insurance recoveries.

Total Adjusted EBITDA was $241.8 million for the three months ended September 30, 2019, a decrease of $11.9 million, or 4.7%, from $253.7 million for the corresponding period in 2018.  The decrease in Adjusted EBITDA was driven by decreases in Adjusted EBITDA of $34.2 million and $0.2 million from our Global Marine Terminals segment, largely as a result of the VTTI divestiture, and Merchant Services segment, respectively, partially offset by a $22.5 million increase in Adjusted EBITDA in our Domestic Pipelines & Terminals segment, as further explained in the discussion of Adjusted EBITDA by segment below.

Distributable cash flow was $164.8 million for the three months ended September 30, 2019, an increase of $7.9 million, or 5.0%, from $156.9 million for the corresponding period in 2018. The primary components of the increase are (i) a $22.5 million increase in Adjusted EBITDA from the Domestic Pipelines & Terminals segment; (ii) a $9.9 million decrease in our interest and debt expense, excluding amortization of deferred financing costs, debt discounts, and debt retirement costs and (iii) a $0.9 million decrease in maintenance capital expenditures, excluding hurricane-related maintenance capital expenditures. The favorable impact of these factors was partially offset by a $23.4 million decrease in the contribution to distributable cash flow from VTTI in the corresponding prior year period, excluding the debt financing costs associated with this investment.

Adjusted EBITDA by Segment

Domestic Pipelines & Terminals. Adjusted EBITDA from the Domestic Pipelines & Terminals segment was $160.2 million for the three months ended September 30, 2019, an increase of $22.5 million, or 16.3%, from $137.7 million for the corresponding period in 2018. The increase in Adjusted EBITDA was primarily due to a $25.8 million increase in revenue, partially offset by a $5.3 million decrease in operating income related to the sale of the DPTS asset package in December 2018.

Pipeline volumes decreased by 2.1% due to lower gasoline and jet fuel shipments. Terminalling volumes increased by 5.4%, primarily due to higher distillate and gasoline volumes, particularly in our Southeast region. These volume fluctuations are after adjusting for the prior period volumes associated with the divested DPTS asset package.

After adjusting for the impact of the DPTS asset package sale, pipeline rate increases resulted in a transportation revenue increase of $15.2 million. These increases reflect contributions from internal growth capital investments as well as increases in certain tariff rates. In addition, butane blending increased by $4.4 million and terminal throughput revenues and product recoveries increased by $2.4 million and $1.7 million, respectively. A $1.5 million decrease in operating expenses was primarily driven by costs related to a pipeline product release in 2018 and lower general and administrative expenses as a result of lower professional fees. The favorable impact of these factors was partially offset by higher maintenance costs.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $77.4 million for the three months ended September 30, 2019, a decrease of $34.2 million, or 30.6%, from $111.6 million for the corresponding period in 2018.  The decrease in Adjusted EBITDA was primarily due to a $32.2 million decrease in the Adjusted EBITDA contribution from our former equity investment in VTTI divested in January 2019 and a $3.8 million decrease in revenue.

The decrease in revenue was due to a $7.6 million decrease in revenue from storage and terminalling services, reflecting lower average rates in segregated storage services at our Caribbean and, to a lesser extent, our New York Harbor facilities as a result of overall weaker market conditions for storage. These factors were partially offset by a $6.2 million increase in revenue related to our South Texas operations, principally due to contractual rate escalations. The average capacity utilization (i.e., ratio of contracted capacity to capacity available to be contracted) of our marine storage assets was 78% for the three months ended September 30, 2019, which was consistent with the corresponding period in 2018 and a decrease from 79% in the sequential prior quarter.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $4.2 million for the three months ended September 30, 2019, a decrease of $0.2 million from $4.4 million for the corresponding period in 2018.  The decrease resulted from an increase in operating expenses of $0.5 million including employee costs, which was partially offset by increased contribution from distillate portfolio management and butane blending due to increased pricing spreads as compared to the prior year period.

Revenue from bulk and rack product sales decreased by $103.7 million due to (i) a $50.4 million decrease resulting from lower volumes, due to inventory management and margin optimization efforts and (ii) a $53.3 million decrease in refined petroleum product sales due to lower average sales prices per gallon of $1.91 for 2019 as compared to $2.16 for the prior year period.

Cost of product sales, including both bulk and rack sales, decreased by a corresponding $104.0 million primarily due to (i) a $49.6 million decrease due to the sales volume declines and (ii) a $54.4 million decrease in refined petroleum product cost due to lower average cost per gallon of $1.88 for 2019 as compared to $2.13 for the prior year period.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Consolidated Overview

Net income was $284.6 million for the nine months ended September 30, 2019, an increase of $819.5 million, or 153.2%, from a net loss of $534.9 million for the corresponding period in 2018.  After adjusting for a $537.0 million non-cash goodwill impairment charge associated with our GMT Caribbean and NYH reporting unit and a $300.3 million non-cash loss related to the sale of our equity method investment in VTTI, both of which were recorded in the prior year period, there was a resulting $17.9 million decrease. This decrease was driven by (i) a $13.4 million increase in transaction costs primarily related to the sale of our equity method investment in VTTI in January 2019 and the Merger announced in May 2019; (ii) a $4.0 million loss on early extinguishment of debt included in Other expense, net; (iii) lower operating results from the Global Marine Terminals segment’s segregated storage services, partially offset by an increased contribution from our South Texas operations as further discussed below, and (iv) a decrease in insurance recoveries of $14.5 million related to a property damage claim recovered in the prior year period. The unfavorable impact of these factors was partially offset by (i) lower interest and debt expense of $27.2 million due to the retirement of debt in the current period; (ii) an increase of $2.0 million in hurricane-related insurance recoveries, net of costs; and (iii) improved operating results in the Domestic Pipelines and Terminals segment, as further explained in the discussion of Adjusted EBITDA by segment below.

Adjusted EBITDA was $672.5 million for the nine months ended September 30, 2019, which was a decrease of $97.8 million, or 12.7%, from $770.3 million for the corresponding period in 2018.  The decrease in Adjusted EBITDA was driven by a decrease in Adjusted EBITDA of $120.8 million from our Global Marine Terminals segment, largely resulting from the VTTI divestiture, which was partially offset by $15.5 million and $7.5 million increases in our Domestic Pipelines & Terminals and Merchant Services segments, respectively, as further explained in the discussion of Adjusted EBITDA by segment below.

Distributable cash flow was $449.3 million for the nine months ended September 30, 2019, which was a decrease of $38.7 million, or 7.9%, from $488.0 million as compared to the corresponding period in 2018.  The primary components are a $72.5 million decrease in the contribution to distributable cash flow from VTTI for the nine months ended September 30, 2018, excluding the debt financing costs associated with this investment, partially offset by a $26.2 million decrease in interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other, and a $3.3 million decrease in maintenance capital expenditures, excluding hurricane-related maintenance capital expenditures, reflecting the completion of certain projects during the prior year.

Adjusted EBITDA by Segment

Domestic Pipelines & Terminals. Adjusted EBITDA from the Domestic Pipelines & Terminals segment was $429.1 million for the nine months ended September 30, 2019, which was an increase of $15.5 million, or 3.7%, from $413.6 million for the corresponding period in 2018.  The increase in Adjusted EBITDA was primarily due to a $30.8 million increase in revenue, a $7.0 million decrease in operating expenses, and a $1.3 million net increase in earnings from equity method investments, primarily reflecting strong results at West Shore Pipeline Company, partially offset by a $21.3 million decrease in operating income, related to the sale of the DPTS asset package in December 2018.

After adjusting for the impact of the DPTS asset package sale, pipeline rate increases resulted in transportation revenue increases of $25.1 million. These increases reflect contributions from internal growth capital investments as well as an increase in overall realized tariff rates but exclude product recoveries and other pipeline revenues. In addition, butane blending increased by $4.3 million and terminal throughput revenues increased by $3.6 million due to higher volumes. These revenue increases were offset by (i) a $6.5 million decrease in storage revenue, primarily due to lower storage rates and capacity utilization, and (ii) a decrease of $2.3 million in product recoveries resulting from lower terminal settlement prices. A $7.0 million decrease in operating expenses was primarily driven by costs related to a pipeline product release in 2018 and lower general and administrative expenses as a result of lower professional fees. The favorable impact of these factors was partially offset by increased maintenance costs.

Pipeline volumes decreased by 0.2% primarily due to lower gasoline shipments. Terminalling volumes increased by 3.1%, primarily due to higher distillate and gasoline volumes, particularly in our Southeast region. These volume fluctuations are after adjusting for the prior period volumes associated with the divested DPTS asset package.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $229.1 million for the nine months ended September 30, 2019, which was a decrease of $120.8 million, or 34.5%, from $349.9 million for the corresponding period in 2018. After adjusting for $101.4 million of Adjusted EBITDA contribution from VTTI in 2018, which was divested in January 2019, the decrease was $19.4 million. This remaining decrease in Adjusted EBITDA was primarily due to a $22.7 million decrease in revenue. The decrease was partially offset by a $5.1 million increase in Adjusted EBITDA resulting from the acquisition of our business partner’s 20% equity interest in Buckeye Texas in April 2018.

The decrease in revenue was due to a $31.3 million decrease in revenue from storage and terminalling services, reflecting lower capacity utilization and average rates in segregated storage services at our Caribbean and, to a lesser extent, our New York Harbor facilities as a result of overall weaker market conditions. These factors were partially offset by a $12.1 million increase in revenue related to our South Texas operations principally due to contractual rate escalations. The average capacity utilization (i.e., ratio of contracted capacity to capacity available to be contracted) of our marine storage assets was 78% for the nine months ended September 30, 2019, which was a decrease from 84% in the corresponding period in 2018.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $14.3 million for the nine months ended September 30, 2019, an increase of $7.5 million from $6.8 million for the corresponding period in 2018. Adjusted EBITDA was positively impacted by an increased contribution from both gas and distillate portfolio management due to increased pricing spreads as compared to the prior year period, and a decrease in operating expenses of $2.8 million, driven by a recovery in 2019 of a bad debt expensed in the second quarter of 2018.

Revenue from bulk and rack product sales decreased by $368.4 million due to (i) a $240.9 million decrease resulting from lower volumes as a result of inventory management and margin optimization efforts and (ii) a $127.5 million decrease in refined petroleum product sales due to lower average sales prices per gallon of $1.93 for 2019 as compared to $2.09 for the prior year period.

Cost of product sales, including both bulk and rack sales, decreased by $373.1 million primarily due to (i) a $238.6 million decrease due to lower sales volumes and (ii) a $134.5 million decrease in refined petroleum product cost due to lower average cost per gallon of $1.90 for 2019 as compared to $2.07 for the prior year period.

Liquidity and Capital Resources

General

Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, equity investments, and business acquisitions. Our principal ongoing sources of liquidity are cash from operations and borrowings under our New Revolving Facility. Our financial policy is to fund maintenance capital expenditures with cash from continuing operations.  We expect to fund expansion and cost reduction capital expenditures, along with acquisitions and investments, from internally generated cash flow, borrowings under our New Revolving Facility, and, as applicable, potential contributions from Hercules. We believe our borrowing capacity under our New Revolving Facility and cash flows from operations will be sufficient to fund our primary cash requirements including planned growth capital funding. We continually evaluate engaging in strategic transactions for potential additional sources of capital which may include (i) divesting non-strategic assets, including the potential monetization of full or partial equity interests in certain joint ventures or other assets, (ii) issuances of public or private debt and (iii) potential contributions from Hercules.

Current Liquidity

As of September 30, 2019, we had a working capital deficit of $13.7 million. On November 1, 2019, our available borrowing capacity under our New Revolving Facility is approximately $400.0 million.

Debt

Concurrent with the consummation of the Merger on November 1, 2019, we terminated our Prior $1.5 billion Credit Facility and entered into our New Senior Secured Credit Facilities, consisting of (a) a $600 million New Revolving Facility and (b) a $2.25 billion New Term Facility.

In January 2019, we repaid in full the Prior $250.0 million Term Loan, using proceeds from the VTTI sale transaction.

In February 2019, we repaid in full the $275.0 million principal amount outstanding under our 5.500% notes, using proceeds from the VTTI sale transaction as well as borrowings under our Prior $1.5 billion Credit Facility.

As a result of these retirements, we incurred a $4.0 million loss on early extinguishment of debt, consisting of a $3.6 million make-whole payment related to the 5.500% notes and unamortized financing costs of $0.4 million included in Other expense, net, on our unaudited condensed consolidated statements of operations.

At September 30, 2019, we had total fixed-rate and variable-rate debt obligations of $3,274.2 million and $555.7 million, respectively, with an aggregate fair value of $3,612.7 million. At September 30, 2019, we were in compliance with the covenants under our Prior $1.5 billion Credit Facility.

New Revolving Facility

The New Revolving Facility expires on November 1, 2024 and bears interest at either (i) a London Interbank Offered Rate determined by reference to the relevant interest period, adjusted for statutory reserve requirements (“LIBOR”), plus an applicable margin initially at 1.25% per annum and that will subsequently range from 1.00% per annum to 2.00% per annum based on a pricing grid by reference to the first lien net leverage ratio of Buckeye; or (ii) a base rate determined in accordance with the credit agreement establishing the New Senior Secured Credit Facilities (the “base rate”) plus an applicable margin initially at 0.25% per annum and that will subsequently range from 0% per annum to 1.00% per annum based on a pricing grid as determined by reference to the applicable first lien net leverage ratio of Buckeye. The unused portion of the New Revolving Facility, less letters of credit issued under the New Revolving Facility, is subject to a quarterly commitment fee at a percentage of such unused portion, ranging from 0.15% per annum to 0.40% per annum (determined daily in accordance with a pricing grid by reference to the first lien net leverage ratio of Buckeye). Quarterly letter of credit fees will accrue and be payable to each lender at a percentage of such lender’s exposure to the letters of credit issued under the New Revolving Facility, ranging from 1.00% per annum to 2.00% per annum (determined daily in accordance with a pricing grid by reference to the first lien net leverage ratio of Buckeye).

New Term Facility

Our New Term Facility matures at November 1, 2026. The interest rate options for the New Term Facility are (i) LIBOR plus an applicable margin of 2.75% per annum or (ii) the base rate plus an applicable margin of 1.75% per annum. The New Term Facility will, commencing with the second full fiscal quarter ending after consummation of the Merger, amortize in aggregate annual amounts equal to 1.00% of its original principal amount, payable in equal quarterly installments, with the balance becoming due on the maturity date of the New Term Facility.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash provided by (used in):
Operating activities	$578,091	$596,190
Investing activities	666,269	(325,462)
Financing activities	(1,244,792)	(272,247)
Net increase (decrease) in cash and cash equivalents	$(432)	$(1,519)

Operating Activities

Net cash provided by operating activities of $578.1 million for the nine months ended September 30, 2019 primarily resulted from $284.6 million of net income, adjusted for (i) $196.6 million of depreciation and amortization expense, (ii) $21.6 million of non-cash unit-based compensation expense, (iii) $14.3 million net decrease in the fair value of derivative assets, and (iv) an $86.6 million decrease to inventory, reflecting reduced inventory levels in the Merchant Services segment, which were partially offset by a $22.1 million decrease in accounts payable, a $17.4 million increase in prepaid and other current assets, and a $3.1 million increase in accounts receivable.

Net cash provided by operating activities of $596.2 million for the nine months ended September 30, 2018 primarily resulted from $534.9 million of net loss, adjusted for (i) a $537.0 million non-cash goodwill impairment charge associated with our Global Marine Terminals segment, specifically its Caribbean and New York Harbor reporting units; (ii) a $300.3 million non-cash impairment loss related to recording our equity investment in VTTI at its estimated fair value; (iii) $199.2 million of depreciation and amortization expense; and (iv) the favorable impact of a $60.1 million decrease in net working capital items, primarily reflecting a decrease in liquid petroleum products inventory in the Merchant Services segment, partially offset by a decrease in related accounts payable.

Future Operating Cash Flows. Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including demand for our services, the cost of commodities, the effectiveness of our strategy, legal, environmental and regulatory requirements and our ability to capture value associated with commodity price volatility.

Investing Activities

Net cash provided by investing activities of $666.3 million for the nine months ended September 30, 2019 primarily related to $985.0 million proceeds from the sale of VTTI and the DPTS asset package, as discussed in Note 3 - Acquisitions, Investments, and Disposition of the Notes to Unaudited Condensed Consolidated Financial Statements, partially offset by $272.0 million of capital expenditures and $66.2 million in contributions to our equity investment in connection with the funding of the on-going construction activities at the STG Terminal joint venture.

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

Financing Activities

Net cash used in financing activities of $1,244.8 million for the nine months ended September 30, 2019 primarily resulted from $347.7 million of cash distributions paid to our unitholders ($2.2500 per LP Unit), a $525.0 million principal repayment of our 5.500% notes and Prior $250 million Term Loan, $363.3 million of net repayments under our Prior $1.5 billion Credit Facility, and a $3.6 million make-whole payment related to the early extinguishment of debt.

Net cash used in financing activities of $272.2 million for the nine months ended September 30, 2018 primarily resulted from $558.1 million of cash distributions paid to our unitholders ($3.7875 per LP Unit), a $300.0 million principal repayment of our 6.050% notes, and a $210.0 million acquisition of our business partner’s 20% interest in our Buckeye Texas consolidated subsidiary, partially offset by $394.9 million of net proceeds from our 6.375% notes issuance, $262.0 million of net proceeds from the issuance of 6.2 million Class C Units in a private placement, and $153.7 million of net borrowings under our Prior $1.5 billion Credit Facility.

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

	Nine Months Ended September 30,
	2019	2018
Maintenance capital expenditures (1)	$82,109	$88,670
Expansion and cost reduction	189,868	268,317
Total capital expenditures (2)	$271,977	$356,987
____________________________

(1)
Includes maintenance capital expenditures of $0.7 million and $4.0 million related to the BBH facility and Yabucoa Terminal in Puerto Rico as a result of Hurricanes Dorian, Matthew and Maria for the nine months ended September 30, 2019 and 2018, respectively.

(2)
Amounts exclude the impact of changes in accruals for capital expenditures. On an accrual basis, capital expenditure additions to property, plant and equipment were $230.2 million and $387.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Total capital expenditures decreased for the nine months ended September 30, 2019, as compared to the corresponding period in 2018, primarily due to completion of certain expansion and cost reduction capital projects. Our expansion and cost reduction capital expenditures were $189.9 million for the nine months ended September 30, 2019, a decrease of $78.4 million, or 29.2%, from $268.3 million for the corresponding period in 2018. The period-over-period fluctuations in our expansion and cost reduction capital expenditures primarily reflect the completion of significant portions of certain large organic-growth capital projects, including the Michigan/Ohio Pipeline Expansion Project, Jacksonville Terminals, St. Lucia Tank Upgrades, and Chicago Complex. Our maintenance capital expenditures were $82.1 million for the nine months ended September 30, 2019, a decrease of $6.6 million, or 7.4%, from $88.7 million for the corresponding period in 2018, primarily driven by a temporary increase in maintenance capital during the first half of 2018 related to upgrades in station and terminal equipment, asset integrity work necessary to maintain operating capacity, and repairs to our Yabucoa facility as a result of Hurricane Maria.

We have estimated our capital expenditures as follows for the year ending December 31, 2019 (in thousands):

	2019
	Low	High
Domestic Pipelines & Terminals:
Maintenance capital expenditures	$82,500	$85,500
Expansion and cost reduction	140,500	145,500
Total capital expenditures	$223,000	$231,000

Global Marine Terminals:
Maintenance capital expenditures	$37,500	$40,500
Expansion and cost reduction (1)	30,500	35,500
Total capital expenditures	$68,000	$76,000

Overall:
Maintenance capital expenditures	$120,000	$126,000
Expansion and cost reduction	171,000	181,000
Total capital expenditures	$291,000	$307,000
_________________________
(1)   Excludes our estimated capital contributions to unconsolidated joint ventures for expansion expenditures. In 2019, our capital contributions to STG Terminal joint venture are expected to fall within the range from $121.0 million to $136.0 million, depending on the timing of the construction of STG Terminal.

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

Off-Balance Sheet Arrangements

At September 30, 2019 and December 31, 2018, we had no off-balance sheet debt or arrangements.

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

The following is a summary of changes in fair value of our commodity derivative instruments for the periods indicated (in thousands):

Commodity Instruments
Fair value of contracts outstanding at January 1, 2019	$17,699
Cash settlements during the period	18,225
Change in fair value attributable to new deals during the period	(176)
Change in fair value attributable to existing deals at January 1st	(31,004)
Fair value of contracts outstanding at September 30, 2019	$4,744

Commodity Price Risk

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical contracts accounted for at fair value.  In addition, the segment uses exchange-traded refined petroleum product futures and over-the-counter traded physical fixed-price derivative contracts to hedge expected future transactions related to certain forecasted purchases and sales of refined petroleum products. Finally, our Merchant Services segment enters into exchange-traded refined petroleum product futures contracts on behalf of our Domestic Pipelines & Terminals segment to manage the risk of market price volatility on pricing spreads between gasoline and butane inventory in connection with our butane blending activities managed by a third party. Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts, as well as observable market data from third-party pricing publications for refined petroleum product inventories and physical contracts accounted for at fair value designated in hedging relationships at September 30, 2019, the estimated fair value, excluding variation margins, would be as follows (in thousands):

Scenario	Resulting Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Asset	$101,024
Fair value assuming 10% increase in underlying commodity prices	Asset	$96,155
Fair value assuming 10% decrease in underlying commodity prices	Asset	$105,893

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

Our practice with respect to derivative transactions related to interest rate risk has been to have each transaction in connection with non-routine borrowings authorized by the Board. Our interest rate hedging policy permits us to enter into certain short-term interest rate swap agreements to manage our interest rate and cash flow risks associated with a credit facility. In conjunction with the Merger, we entered into a series of interest rate swap derivative contracts with a total aggregate notional amount of approximately $1.69 billion to hedge the cash flow associated with the New Term Facility variable rate debt.

See Part I, Item 1, Financial Statements, Note 12 - Derivative Instruments and Hedging Activities in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion.

Foreign Currency Risk

Puerto Rico is a commonwealth territory under the U.S., and thus uses the U.S. dollar as its official currency.  BBH’s functional currency is the U.S. dollar and it is equivalent in value to the Bahamian dollar.  St. Lucia is a sovereign island country in the Caribbean and its official currency is the Eastern Caribbean dollar, which is pegged to the U.S. dollar and has remained fixed for many years.  The functional currency for our operations in St. Lucia is the U.S. dollar.  Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in “Other (expense) income” within our unaudited condensed consolidated statements of operations. The effects of foreign currency transactions were not considered to be material for the three and nine months ended September 30, 2019 and 2018.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

Existing and potential lenders under our senior secured credit facilities and noteholders should carefully consider the risk factors set forth in Part II, “Item 1A. Risk Factors” of our Quarterly Report on form 10-Q for the quarterly periods ended March 31, 2019 and June 30, 2019 in addition to the risk factors in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

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

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*                 Filed herewith.
**          Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		By:	BUCKEYE PARTNERS, L.P.
(Registrant)

		By:	Buckeye GP LLC,
as General Partner

Date:	November 1, 2019	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)